Form 10-K405
period 1995-12-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1996-03-27
CIK 760719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----    ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1995
                                       OR
        TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF  THE  SECURITIES
----    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from                    to
                              --------------------  --------------------------
Commission file number:  2-95034LA

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                        (an Arizona Limited Partnership)
                        --------------------------------

             (Exact name of registrant as specified in its charter)

           Arizona                                        86-0503193
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3839 N. 3rd St., Ste. 108, Phoenix, Arizona                85012
 -------------------------------------------             ----------
 (Address of principal executive office)                 (Zip Code)

Registrant's telephone number, including area code:  (602) 230-1655
                                                   -----------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
          None                                             None

Securities registered pursuant to Section 12(g) of the Act:

Limited Partnership Units
-------------------------
   (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
----

  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X    No
                                             ----    ----

As of March 1, 1996, 15,000 Limited Partnership Units were outstanding. Such Limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

Documents Incorporated by Reference
-----------------------------------
The Registrant's Prospectus dated March 9, 1985 filed pursuant to Rule 424 (c) under the Securities Act of 1933 as amended is incorporated by reference into Parts I, II and III of this report pursuant to Rule 12b-23 under the Securities Exchange Act of 1934.

                                     PART I

Item 1.  Business
         --------
(a) General Development of Business
    -------------------------------

Armored Storage Income Investors Limited Partnership (the "Registrant") is a limited partnership formed on December 4, 1984 under the laws of the State of Arizona to acquire, develop, own and operate self-storage facilities using a minimum of mortgage indebtedness. The Registrant sold $7,500,000 in Limited Partnership Interests to the public pursuant to a Registration Statement on Form S-18 under the Securities Act of 1933 (Registration Statement No. 2-95034LA), as amended. The offering commenced on March 8, 1985 and terminated on February 28, 1986.

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit and identifiable assets attributable thereto for the fiscal year ended December 31, 1995 is set forth under Item 8 below.

(c)  Narrative Description of Business
     ---------------------------------

The Self-Service Storage Association (SSSA) estimates that approximately one-half of the population relocates every three years. Urban areas are becoming more congested, houses are getting smaller and people are requiring outside storage space to meet their needs. Business owners, too, are feeling the crunch as the square foot cost of office space increases. They need an affordable alternative to using expensive office space for the storage of records and supplies.

Self-storage is an innovation responding to the needs of the community. The facilities owned and operated by the Registrant are designed to offer low cost, accessible and secure storage space for business and personal use. In addition to indoor units, special parking areas are available for convenient storage of recreational vehicles. Computerized entry systems and on-site, live-in managers provide an extra measure of security. The facilities of the Registrant are designed for a comfortable architectural blend with the surrounding residential, commercial and retail areas.

The Partnership's principal investment objectives are: (i) to provide distributions of Cash Flow from operations; (ii) realize capital appreciation of the Partnership's Properties; (iii) to preserve and protect the Limited Partner's capital; and, (iv) to develop a geographically diversified investment portfolio of self-storage properties. There can be no assurance that these objectives will be attained.

Markets and Competition.
------------------------
The Phoenix and Albuquerque markets have one of the greatest saturations of storage facilities per capita in the country. To meet the competition the Registrant is, and intends to continue, taking steps to maximize efficient operations and to differentiate its facilities from the competition.

General Risks of Real Estate Ownership.
---------------------------------------
The Registrant's investments are subject to the risks generally incident to the ownership of real property. These risks include the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative demand for space in the locale of the facility (and thus the relative price which can be charged), adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability, cost and terms of mortgage funds, the financial condition of tenants and sellers of properties, changes in real estate tax rates and other operating expenses, governmental rules and fiscal policies including possible proposals for rent controls, as well as acts of God, uninsured losses and other factors.

Seasonality.
-----------
The business of the Registrant is not generally subject to seasonal variations.

Employees.
---------

The Registrant has no full-time employees.

(d) Financial Information About Foreign and Domestic Operations and Export Sales
    ----------------------------------------------------------------------------

The registrant does not derive any revenue from foreign operations or export sales.

Item 2.  Description of Property
         -----------------------
The Partnership has three self-storage facilities, two of which are located in Phoenix, Arizona and one located in Albuquerque, New Mexico.

Bell Road, Phoenix, Arizona
---------------------------
The Partnership owns a three-story enclosed self-storage facility at 1025 E. Bell Road, Phoenix, Arizona ("Bell Road"). This facility consists of approximately 81,500 gross square feet, built on 1.5 acres of land. The storage facility includes 807 indoor spaces, 54 safety deposit boxes, and 114 mail boxes. The property was acquired from an affiliate of the General Partner at a cost of $2,249,632 of which $2,049,632 was allocated for the building, and $200,000 allocated for the land. The purchase price represented the affiliate's cost in the land and improvements. The facility was acquired in November 1985 while still in the developmental stage and became operational in January 1986. As of January 31, 1996, the facility had an occupancy level of 81%.

63rd Avenue and McDowell
------------------------
The Partnership owns a self-storage facility at 63rd Avenue and McDowell Road in Phoenix, Arizona ("63rd Avenue"). This facility consists of 76,325 gross square feet of rentable space consisting of eight separate single level buildings built on 3.9 acres of land. A two-story building houses the office and the manager's apartment. The Registrant acquired the facility in December 1986 for a purchase price of $2,300,000. As of January 31, 1996, the facility had an occupancy level of 78%.

Tramway - Albuquerque, New Mexico
---------------------------------
The Partnership owns a three-story enclosed facility located at 12920 Indian School Road, at the intersection of Tramway Boulevard in Albuquerque, New Mexico ("Tramway"). This facility consists of approximately 82,000 gross square feet, built on 1.2 acres of land. The Partnership purchased the undeveloped property from an affiliate of the General Partner in October 1985 for a purchase price of $298,566, which represented the affiliate's cost in the land. Construction of the facility was completed in September 1987 at a cost of approximately $1,691,501. As of January 31, 1996, the facility had an occupancy level of 74%.

Additional information relative to the Properties is provided elsewhere in this report and is incorporated herein by reference.

Item 3.  Legal Proceedings.
         -----------------
The Registrant is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of Limited Partnership Unit Holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. Market for the  Registrant's  Common Equity and Related  Security Holder
        ------------------------------------------------------------------------
        Matters
        -------

(a) Market Information. No market for Limited Partnership Units exists or is expected to develop.

(b) Holders. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1995 was 1067.

(c) Dividends. During the years ended December 31, 1991 through 1994, the Partnership made distributions of cash to the Limited Partners. No distributions were made in 1995. The source of the distributions were as follows:

                           1991       1992       1993        1994     1995
                          -------    -------    -------    -------   -----
From net income          $ 77,324   $143,644   $152,881   $209,961   $ -0-
From partners' capital    122,638    131,339    147,119     90,039     -0-
                         --------   --------   --------   --------   -----

                         $199,962   $274,983   $300,000   $300,000   $ -0-
                         --------   --------   --------   --------   -----


The Registrant will make annual distributions, to the extent available, of Cash Available for Distribution. There is, however, no assurance as to when or whether such cash will be available for distribution to the Limited Partners.

Cash Available for Distribution is generally the Partnership's Excess Reserves and Cash Flow after reduction for any additions to reserves, and after payment of all operating cash expenses.

To the extent available, Cash Available for Distribution for any Partnership fiscal year will be distributed 95% to the Limited Partners and 5% to the General Partner. As referred to in Item 11, the general partner is to be allocated a minimum of 1% of the cash available for distribution.

If in any period the General Partner determines that Partnership working capital reserves are in excess of the amount deemed necessary for Partnership operations (such excess being called "Excess Reserves"), such Excess Reserves may be distributed as Cash Available for Distribution.

Cash Available for Distribution will be distributed to the Limited Partners of record as of the end of the applicable period in the ratio which the Units owned by such Limited Partner bears to the total Units owned by all Limited Partners entitled to such distribution.

Item 6.  Selected Financial Data
         -----------------------

The following selected financial data should be read in conjunction with the financial statements and notes thereto included under Item 8 of this report. This data is not covered by the opinion of independent certified public accountants.

                                               For the Period

                        Jan. 1, 1989    Jan. 1, 1990  Jan. 1, 1991  Jan. 1, 1992
Statement of                Thru                 Thru     Thru         Thru
Income Information:     Dec 31, 1989    Dec 31, 1990  Dec 31, 1991  Dec 31, 1992
                        ------------    ------------  ------------  ------------

Total Revenues            $  622,689   $  747,517   $  832,283   $  896,654
Net Income (Loss)         $ ( 94,487)  $   34,052   $   81,394   $  151,204
Net Income (Loss) Per
Limited Partnership Unit  $    (6.24)  $     2.16   $     5.15   $     9.58


                        Jan  1, 1993  Jan  1, 1994   Jan 1, 1995
Statement of                Thru          Thru          Thru
Income Information:     Dec 31, 1993  Dec 31, 1994   Dec 31, 1995
                        ------------  ------------   ------------

Total Revenues            $  898,749   $   976,287    $ 1,095,127
Net Income (Loss)         $  160,927   $   221,012    $   317,140
Net Income (Loss) Per
Limited Partnership Unit  $    10.19   $     14.00    $     20.08


                           As of        As of         As of        As of
Balance Sheet Information: Dec 31, 1989 Dec 31, 1990  Dec 31, 1991 Dec 31, 1992
                           -----------  ------------  ------------ ------------
  Total Assets             $ 6,453,651  $ 6,466,880   $ 6,351,974  $ 6,209,730
  Long-Term Debt           $   941,533  $   937,265   $   932,765  $   926,704
  Partners' Capital        $ 5,425,004  $ 5,459,056   $ 5,338,640  $ 5,211,911
  Distributions Per Unit   $    -0-     $    -0-      $     13.34  $     18.33

                           As of        As of         As of
                           Dec 31, 1993 Dec 31, 1994  Dec 31, 1995
                           ------------ ------------  ------------
  Total Assets             $  6,054,998 $  5,973,592  $  5,396,037
  Long-Term Debt           $    917,325 $    904,267           -0-
  Partners' Capital        $  5,069,808 $  4,987,790  $  5,304,930
  Distributions Per Unit   $      20.00 $      20.00           -0-

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

(a)(1) and (a)(2)  Liquidity and Capital Resources
                   -------------------------------

The Registrant was organized in December 1984 and its offering of Limited Partnership Units was declared effective March 8, 1985. The entire offering of $7,500,000 was sold during the offering period.

The cash balance at December 31, 1995 of $156,104 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. It is anticipated that capital resources will increase during the coming year with a corresponding increase in the Registrant's liquidity as the facilities increase in occupancy.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3)  Results of Operations
        ---------------------

The Partnership's three operating facilities and dates opened are as follows:

         Facility                   Date Opened
         --------                   -----------
         Bell Road                  January 1986
         63rd Avenue                December 1986
         Tramway                    September 1987

In 1995 the Registrant's facilities generated $1,070,463 in rental income, an increase of 11% over 1994. Occupancy figures are summarized as follows:

                    Average Occupancy    High     Low     12/31/95
                    -----------------    ----     ---     --------
Bell Road                 90%            96%      81%        81%
63rd Avenue               77%            82%      74%        78%
Tramway                   85%            95%      74%        74%


Income  increased  while  occupancies  decreased  at both Bell Road and Tramway.
Significant rate hikes early in 1995 were responsible for this result. Additionally, road construction on Bell road hurt occupancies late in 1995 and will continue through at least the first half of 1996. The 63rd Avenue facility experienced a 12% income gain although vacancies remained high. Revenues are expected to increase modestly in 1996 due to increased competition, a slow down in the Phoenix residential construction market, and the road construction along Bell Road.

Expenses relating to property operations were $406,069 in 1995, approximately $28,000 higher than 1994. Maintenance costs and new computer software were the main factors for the increase in operating expenses. Partnership administration expenses were similar to prior years.

Net cash generated from operations of $530,452 was used to retire the mortgage on the 63rd Avenue property. As rent increases take effect and the facilities continue to achieve higher occupancies cash flow will increase accordingly.

Inflation has historically been a contributing factor to the increase in rental income levels and capital appreciation of income producing real estate. The most significant trends or uncertainties having an impact on the Partnership's revenues are those associated with inflation, changes in demand for self-storage spaces and fluctuations in rental and occupancy rates of the Partnership properties. The modest inflation levels of the past several years have kept rent increases to a minimum. We continue to monitor the properties performance to maximize long-term capital appreciation which is consistent with the Partnership's objectives.


Item 8:  Financial Statements and Supplementary Data.
         -------------------------------------------

See Index to Financial Statements and Schedules attached hereto.

Item 9      Changes In and  Disagreements  With  Accountants on Accounting
            --------------------------------------------------------------
            and Financial Disclosures
            -------------------------
            None

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

The Registrant is managed by its General Partner, Armored Storage One Limited Partnership. Armored Storage One Limited Partnership is managed by Armored Management, L.L.C, the members of which are Carl R. Spiekerman and Dale D. Ulrich.

The Partnership entered into an agreement with QuestCor, Inc. to manage the Partnership's self-storage facilities. The terms of the agreement are for one year and shall be renewed on a month-to-month basis unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1000 per month or 6% of the actual gross cash receipts from the prior month for each of the three facilities it manages.

The Partnership entered into an agreement with QuestCor to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and/or coordinating the preparation of periodic regulatory reports and tax related forms. The term of the agreement is for one year and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provides that QuestCor shall receive a fixed fee of $4500 per month as compensation for its services. Additionally, QuestCor bills the Partnership for its cost of participation in the annual partnership audit.

(a)      Identification of Directors
         ---------------------------
Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 52, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 42, is a C.P.A. and a shareholder of QuestCor Inc. He is also a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.

(b)      Identification of Executive Officers
         ------------------------------------
         None

(c)      Significant Employees
         ---------------------
         None

(d)      Family Relationships
         --------------------
         None

(e)      Legal Proceedings
         -----------------
         None


Item 11.          Executive Compensation
                  ----------------------

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

                           For the Year Ended:     12/31/95   12/31/94  12/31/93
                                                   --------   --------  --------

Direct expenses relating to administration
of the Partnership which  were reimbursed
or are to be reimbursed to the Managing
General Partner, or affiliates thereof              $6000        $5500    $6450

General Partner's distributive share of cash
cash available for distribution                      None(1)     $3030    $3030

Real estate commission upon the sale of
Partnership property payable to the
General Partner                                      None(2)      None     None

General Partner's share of sale or refinancing
proceeds                                             None(3)      None     None

(1)Cash Available for Distribution, if any, shall be Distributed 95% to the Limited Partners, and 5% to the General Partner, with the General Partner's share subordinated to a 10% annual cumulative, noncompounded return with respect to the Limited Partners' Adjusted Capital Contributions.

If at any time the allocation and distribution provisions of the Limited Partnership Agreement do not result in the allocation or distribution to the General Partners of an aggregate of at least one percent (1%) of the item being allocated or distributed, the Limited Partnership Agreement states that the General Partners are to be allocated or distributed so much more of such item as will cause the General Partners to be allocated or distributed one percent (1%) thereof.

(2)The General Partner, or an affiliate, is entitled to receive a subordinated real estate commission in an amount not to exceed the lesser of one-half the amount customarily charged by others rendering similar services or 3% of the sale price.

(3)Sale or refinancing proceeds will be distributed to Limited Partners in accordance with their Capital Accounts in an amount equal to their Adjusted Capital Contributions, then to the Limited Partners in an amount, if any, by which actual Distributions of Cash Available for Distribution were less than the preferred 10% return, then to the General Partner, a subordinated unpaid 5% of Cash Available for Distribution, and the remaining 85% to the Limited Partner, and 15% to the General Partner.


Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

There is no person known to the Registrant who owns beneficially or of record more than 5% of the voting securities of the Registrant. However, the General Partner has discretionary control over most of the decisions made by or for the Registrant pursuant to the terms of the Partnership Agreement. The Registrant has no directors or officers.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

During the years ended December 31, 1995, 1994 and 1993 QuestCor received the following compensation:
                                           1995            1994         1993
                                         -------         -------       ------

     Property management                 $63,807         $57,547      $54,403
     Partnership administration          $54,000         $54,000      $48,000
     Audit assistance                    $ 5,000         $ 5,000      $ 5,000



                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K
            ---------------------------------------------------------------

(a)(1) and (a)(2)  List of Financial Statements and Schedules as a Part of this
                   ------------------------------------------------------------
                   Report
                   ------

Reports of Independent Certified Public Accountants

FINANCIAL STATEMENTS
         Balance sheet
         Statement of operations
         Statement of changes in partners' equity
         Statement of cash flows
         Notes to financial statements

(a)(3)            List of Exhibits Filed as Part of this Report
                  ---------------------------------------------
                  Exhibit 27  Financial Data Schedule

(b)               Reports on Form 8-K
                  -------------------
                  None


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARMORED STORAGE INCOME INVESTORS
                                          LIMITED PARTNERSHIP

                                          By:      Armored Storage One Limited
                                                   Partnership

                                          Its:     General Partner



Dated:  3/27/96                           By: /s/ Carl R. Spiekerman
---------------                           --------------------------
                                             Carl R. Spiekerman,
                                             Member, Armored Management L.L.C.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

         Signature                        Title                        Date

/s/ Carl R. Spiekerman           for Armored Management, L.L.C.       3/27/96
-----------------------          Managing General Partner of          -------
    Carl R. Spiekerman           Armored Storage One Limited
                                 Partnership, the General
                                 Partner of the Registrant

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1995



                                    CONTENTS

                                                                          Page

Independent auditor's report                                               1


Financial statements:

    Balance sheets                                                         2

    Statements of operations                                               3

    Statements of changes in partners' equity                              4

    Statements of cash flows                                             5 - 6

    Notes to financial statements                                        7 - 11

To the Partners of
Armored Storage Income Investors
    Limited Partnership
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

           We have audited the accompanying balance sheets of Armored Storage Income Investors Limited Partnership as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.



TOBACK CPAs, P.C.
Phoenix, Arizona
March 14, 1996

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994


                                     ASSETS

                                                      1995            1994
                                                --------------   ---------------
Rental property and equipment:
    Land                                        $    1,139,828   $    1,139,828
    Building                                         5,856,762        5,835,812
    Furniture and fixtures                              74,576           74,576
                                                --------------   --------------
                                                     7,071,166        7,050,216
    Less accumulated depreciation                   (1,854,441)      (1,659,851)
                                                --------------   --------------
                                                     5,216,725        5,390,365

Cash and cash equivalents                              156,104          332,727
Certificates of deposit                                      -          219,201
Accounts receivable, net of allowance
    of $21,684 and $27,000                              21,684           27,000
Other assets, less accumulated amortization
    of $13,246 and $34,709                               1,524            4,299
                                                --------------   --------------

       Total assets                             $    5,396,037   $    5,973,592
                                                ==============   ==============


                        LIABILITIES AND PARTNERS' EQUITY

Note payable, bank (Note 4)                     $            -   $      904,267
Accounts payable and accrued expenses                   51,514           41,363
Unearned rent                                           39,593           40,172
                                                --------------   --------------
    Total liabilities                                   91,107          985,802
                                                --------------   --------------

Commitments (Note 5)

Partners' equity (Note 6):
    General partner                                     33,504           17,647
    Limited partners; 15,000 units outstanding       5,271,426        4,970,143
                                                --------------   --------------
                                                     5,304,930        4,987,790
                                                --------------   --------------

       Total liabilities and partners' equity   $    5,396,037   $    5,973,592
                                                ==============   ==============


                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                         1995             1994            1993
                                      ---------       ---------        ---------

Rental income                      $  1,070,463      $  964,399      $   888,481
Interest income                          24,664          11,888           10,268
                                   ------------       ---------        ---------

                                      1,095,127         976,287          898,749
                                   ------------       ---------        ---------

Expenses:
    Property operations                 406,069         378,120          354,321
    Partnership administration           87,566          83,985           88,164
    Depreciation and amortization       197,365         206,530          198,347
    Interest                             86,987          86,640           96,990
                                   ------------       ---------        ---------

                                        777,987         755,275          737,822
                                   ------------       ---------        ---------

Net income                         $    317,140       $ 221,012      $   160,927
                                   ============       =========      ===========
Net income allocated to
    general partner                $     15,857          11,051            8,046

Net income allocated to
    limited partners                    301,283         209,961          152,881
                                   ------------       ---------        ---------

Net income                         $    317,140      $  221,012      $   160,927
                                   ============      ==========      ===========

Net income allocated to limited
    partners per limited
    partnership unit (Note 6)      $     20.08       $    14.00      $    10.19
                                   ===========       ==========      ==========

Distributions per
    limited partnership unit       $         -       $    20.00      $    20.00
                                   ===========       ==========      ==========

Number of limited partnership
    units outstanding                   15,000           15,000          15,000
                                   ===========       ==========      ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                          General       Limited
                                          partner       partners        Total
                                         ---------     ----------      -------

Balance, December 31, 1992             $    4,610    $ 5,207,301    $ 5,211,911

   Distributions to partners               (3,030)      (300,000)      (303,030)

   Net income                               8,046        152,881        160,927
                                      -----------    -----------    -----------

Balance, December 31, 1993                  9,626      5,060,182      5,069,808

   Distributions to partners               (3,030)      (300,000)      (303,030)

   Net income                              11,051        209,961        221,012
                                       ----------    -----------    -----------

Balance, December 31, 1994                 17,647      4,970,143      4,987,790

   Distributions to partners (Note 6)           -              -             -

   Net Income                              15,857        301,283        317,140
                                       ----------    -----------    -----------

Balance, December 31, 1995
   (Note 6)                            $   33,504    $ 5,271,426    $ 5,304,930
                                       ==========    ===========    ===========

                         The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                 1995         1994      1993
                                            -----------   ----------  ---------

Cash flows from operating activities:
   Cash received from customers             $ 1,075,200   $  962,847  $ 901,996
   Cash paid to suppliers and
      service providers                        (483,484)    (461,749)  (443,874)
   Interest received                             25,723       11,799      9,298
   Interest paid                                (86,987)     (86,640)   (96,990)
                                            -----------   ----------  ---------

      Net cash provided
        by operating activities                 530,452      426,257    370,430
                                            -----------   ----------  ---------

Cash flows from investing activities:
   Proceeds from maturities of
      certificates of deposit                   218,142      428,402    316,604
   Purchase of certificates of deposit                -     (434,346)  (421,329)
   Purchase of rental property and equipment    (20,950)      (8,835)         -
                                            -----------   ----------  ---------

      Net cash provided by (used in)
        investing activities                    197,192      (14,779)  (104,725)
                                            -----------   ----------  ---------

Cash flows from financing activities:
   Principal payments on
      note payable to bank                     (904,267)     (13,058)    (9,379)
   Distributions to partners                          -     (303,030)  (303,030)
                                            -----------   ----------  ---------

      Net cash used in financing activities    (904,267)    (316,088)  (312,409)
                                            -----------   ----------  ---------

Increase (decrease) in cash
   and cash equivalents                        (176,623)      95,390    (46,704)

Cash and cash equivalents, beginning            332,727      237,337    284,041
                                            -----------   ----------  ---------

Cash and cash equivalents, ending           $   156,104   $  332,727  $ 237,337
                                            ===========   ==========  =========

                         The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                   1995       1994      1993
                                                ---------  ---------  ---------

Reconciliation of net income to net cash
   provided by operating activities:
     Net income                                 $ 317,140  $ 221,012  $ 160,927
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
          Depreciation and amortization           197,365    206,530    198,347
          Changes in assets and liabilities:
            Decrease (increase) in certificates
               of deposits accrued interest         1,059        (89)      (970)
            Decrease (increase)
               in accounts receivable               5,316    (14,866)    15,376
            Increase (decrease)
               in accounts payable
               and accrued expenses                10,151        356     (1,389)
            Increase (decrease)
               in unearned rent                      (579)    13,314     (1,861)
                                                ---------  ---------  ---------

Net cash provided by operating activities       $ 530,452  $ 426,257  $ 370,430
                                                =========  =========  =========

                         The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


 1.   Partnership organization:

      Armored Storage Income Investors Limited Partnership (the Partnership) was organized under the laws of the State of Arizona pursuant to an agreement of limited partnership filed December 4, 1984, for the purpose of acquiring, developing, owning and operating self-service storage facilities. The initial general partners were Armored Storage, Inc., an Arizona corporation (the Managing General Partner) and Armored Storage One Limited Partnership, an Arizona limited partnership. The Partnership commenced full activity on January 9, 1985. During 1986, the Partnership completed an offering of limited partnership units wherein 15,000 limited partnership units were purchased by investors for $7,500,000. In December, 1987, Armored Storage, Inc. withdrew from the Partnership and Armored Storage One Limited Partnership then became the Managing General Partner and assumed the partner's capital account of Armored Storage, Inc. In February, 1994, Armored Management Limited Liability Corporation (L.L.C.) was appointed the general partner of Armored Storage One Limited Partnership.

 2.   Summary of significant accounting policies:

      Rental property and equipment:

      Rental property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the following estimated useful lives:

                                                          Years
                                                          -----
           Buildings                                       30
           Furniture and fixtures                           5

      Rental income:

      The Partnership  generates  rental  income  from   month-to-month   rental
         agreements for space at its self-storage facilities. Rental income is recognized on the accrual basis.

      Accounts receivable are recorded for rental payments that are delinquent at year end. An allowance is recorded for management's estimate of uncollectible rental receivables. After a receivable is 90 days delinquent, the contents of the unit are sold and the proceeds are used to reduce the receivable balance.

      Income taxes:

      The Partnership does not record a provision for income taxes as any income or loss from the partnership is recognized by the individual partners for tax reporting purposes.

      Cash and cash equivalents:

      For reporting in the statements of cash flows, the Partnership considers all certificates of deposit and money market funds purchased with a maturity of three months or less to be cash equivalents.

      The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

      Advertising costs:

      Advertising costs are charged to operations as incurred.

      Accounting estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 3.   Rental property and equipment:

      Rental property and equipment consist of the following:

                                                    1995             1994
                                             ---------------  -----------------
         Land:
            Phoenix - Bell Road              $       214,058   $       214,058
            Phoenix - 63rd Avenue                    606,222           606,222
            Albuquerque - Tramway Boulevard          319,548           319,548
                                             ---------------   ---------------
                                                   1,139,828         1,139,828
                                             ---------------   ---------------
         Buildings:
            Phoenix - Bell Road                    2,214,474         2,193,524
            Phoenix - 63rd Avenue                  1,810,050         1,810,050
            Albuquerque - Tramway Boulevard        1,832,238         1,832,238
                                             ---------------   ---------------
                                                   5,856,762         5,835,812
                                             ---------------   ---------------


                                                   1995               1994
                                             ---------------   ---------------
         Furniture and fixtures:
            Phoenix - Bell Road                       32,624            32,624
            Phoenix - 63rd Avenue                     24,853            24,853
            Albuquerque - Tramway Boulevard           17,099            17,099
                                             ---------------   ---------------
                                                      74,576            74,576
                                             ---------------   ---------------

                                               $   7,071,166     $   7,050,216
                                             ===============   ===============

 4.   Note payable, bank:

      During 1995, the note payable, bank, which consisted of a mortgage secured by a deed of trust and assignment of rents on the 63rd Avenue Storage Facility was paid in full. The remaining related loan acquisition costs were also fully amortized during 1995.

 5.   Commitments and related party transactions:

      The Partnership entered into an agreement with Chris Cap  Corporation  dba
         QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facilities. The term of the agreement is for one year through December, 1996, to be renewed on a month-to-month basis unless either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts from the prior month for each of the three facilities it manages.

      The Partnership  entered  into  an  agreement  with  QuestCor  to  provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordination of the preparation of periodic regulatory reports and tax related forms. The term of the agreement is for one year through December, 1996 and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provided for QuestCor to receive a monthly fixed fee of $4,500 in 1995, $4,500 in 1994, and $4,000 in 1993 as compensation for its services. Additionally, the Partnership pays QuestCor approximately $5,000 per annum for its cost of participation in the annual partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor.

       The following are the approximate fees paid to QuestCor, Inc. for the years ended December 31, 1995, 1994 and 1993:

                                                1995         1994        1993
                                             ----------   ---------   ---------

            Property management             $   64,000  $   58,000   $   54,000
            Partnership administration          54,000      54,000       48,000
            Audit assistance                     5,000       5,000        5,000

       During the years ended  December  31, 1995 and 1993,  an affiliate of the
           General Partner received $6,000 and $6,450, respectively, in direct expense reimbursements associated with a market study of the facilities.

 6.    Partners' equity:

       The limited partnership agreement provides that profits, losses and cash available for distribution shall be allocated as follows:

           Allocation of net income:

           Net income is to be allocated to the limited partners, ninety-five percent (95%) in accordance with their capital percentages and to the general partner, five percent (5%), until such time as the limited partners have received in cash from all sources (other than cash available for distribution) an amount equal to one hundred percent (100%) of their capital thereafter to the Limited Partners, eighty-five percent (85%) in accordance with their capital percentages, and to the general partner, fifteen percent (15%).

           Allocation of net loss:

           Net losses are to be allocated to the limited partners, ninety-nine percent (99%) in accordance with their capital percentages and to the general partner, one percent (1%), until such time as the limited partners have received distributions of cash from all sources (other than cash available for distribution) in an amount equal to one hundred percent (100%) of their capital contributions; thereafter to the limited partners, eighty-five percent (85%) in accordance with their capital percentages and to the general partner, fifteen percent (15%).

           Cash available for distribution:

           All cash available for distribution, if any, realized by or available to the Partnership, shall be distributed no less frequently than annually in the following percentages: (1) to the limited partners, ninety-five percent (95%) in accordance with their capital percentages; and (2) to the general partner five percent (5%) subordinated to a ten percent (10%) annual cumulative noncompounded return with respect to the limited partner's adjusted capital contributions determined as of the first day of each calendar quarter, which distribution must be made before the general partner is entitled to participate in cash available for distribution.

           Cash available for distribution is generally the Partnership's net cash flow less amounts set aside as reserves.

           During 1995, the Partnership paid in full its outstanding note payable with a bank. As a result, the Partnership did not make partner distributions during the year.

           If in any period the general partner determines that Partnership working capital reserves are in excess of the amount deemed necessary for Partnership operations, such excess reserves may be distributed as cash available for distribution.

           If, at any time, the allocation and distribution provisions of the Limited Partnership Agreement do not result in the allocation or distribution to the general partners of an aggregate of at least one percent (1%) of the item being allocated or distributed, the limited partnership agreement states that the general partner is to be allocated or distributed so much more of such item as will cause the general partner to be allocated or distributed one percent (1%) thereof.

 7.    Property operations:

       Included in property operations are the following expenses:

                                          1995            1994          1993
                                      -----------    -----------   ------------

          Accounting fees             $    19,182    $    18,615   $    20,072
          Advertising                      21,900         16,682        15,592
          Property taxes                   84,239         80,208        79,403
          Repairs and maintenance          24,804         14,109        11,908
          Utilities                        50,143         56,855        52,461
          Wages and payroll taxes          92,173         88,665        92,126