Form 10-Q
period 1996-03-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1996-04-26
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                      Commission File Number:
  March 31, 1996                                               2-95034LA
- -----------------                                       ----------------------

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Arizona                                        85-0503193
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                        3839 North 3rd Street, Suite 108
                             Phoenix, Arizona 85012
            --------------------------------------------------------
            (Address of and zip code of principal executive offices)

                                 (602) 230-1655
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes  X                        No
                        -----                        -----

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership


                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1  FINANCIAL STATEMENTS                                                PAGE
- ----------------------------                                                ----

Balance Sheets                                                                3

Statements of Operations                                                      4

Statements of Cash Flows                                                      5

Notes to Unaudited Financial Statements                                       6

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                  March 31,        December 31,
                                                    1996                1995
                                               -----------         -----------
ASSETS

Property
  Land                                         $ 1,139,828         $ 1,139,828
  Buildings                                      5,856,762           5,856,762
  Furniture and fixtures                            74,576              74,576
                                               -----------         -----------
                                                 7,071,166           7,071,166
         Less accumulated depreciation          (1,903,135)         (1,854,441)
                                               -----------         -----------
                                                 5,168,031           5,216,725

Cash and cash equivalents                          287,824             156,104
Other assets                                        22,514              23,208
                                               -----------         -----------
                                               $ 5,478,369         $ 5,396,037
                                               ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                               $    78,030         $    91,107

Commitments (Note 3)

Partners' capital
  General partner                                   38,274              33,504
  Limited partners                               5,362,065           5,271,426
                                               -----------         -----------

                                               $ 5,478,369         $ 5,396,037
                                               ===========         ===========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                              For the Three Months            For the Years
                                    Ended                         Ended
                            -----------------------      -----------------------
                            March 31,     March 31,       Dec. 31,     Dec. 31,
                               1996         1995            1995         1994
                            ---------     ---------      ----------   ----------
Income
  Rental                    $ 274,422     $ 257,334       $1070,463   $ 964,399
  Interest                        971         3,297          24,664      11,888
                            ---------     ---------       ---------    --------
                              275,393       260,631        1095,127     976,287
                            ---------     ---------       ---------    --------


Expenses
  Property Operations          95,291       105,618         406,069     378,120
  Administration               35,306        30,502          87,566      83,985
  Amortization &
   Depreciation                49,388        49,326         197,365     206,530
  Interest                        -0-        24,924          86,987      86,640
                            ---------     ---------       ---------   ---------

                              179,985       210,370         777,987     755,275
                            ---------     ---------       ---------   ---------

Net Income (loss)           $  95,408     $  50,261       $ 317,140   $ 221,012
                            =========     =========       =========   =========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                  For the three months ended
                                              ----------------------------------
                                              March 31, 1996      March 31, 1995
                                              --------------      --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                 $ 274,422            $ 257,334
  Cash paid to suppliers                        (143,673)            (128,155)
  Interest received                                  971                3,297
  Interest paid                                      -0-              (24,924)
                                               ---------            ---------

  Net cash provided by (used in)
   operating activities                        $ 131,720            $ 107,552
                                               ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net cash provided by (used in)
    Investing activities                       $    -               $    -
                                               ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                         -                    -
                                               ---------            ---------
  Net cash used in financing activities             -                    -
                                               ---------            ---------

 Increase (decrease) in cash                   $ 131,720            $ 107,552

Cash and cash equivalents:
  Beginning                                      156,104              551,928
                                               ---------            ---------

  Ending                                       $ 287,824            $ 659,480
                                               =========            =========


RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                            $  95,408            $  50,261
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                  49,388               49,326
   Increase (decrease) in accounts payable       (13,076)               7,965
                                               ---------            ---------

   Net cash provided by (used in)
    operating activities                       $ 131,720            $ 107,552
                                               =========            =========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1996



NOTE 1. Partnership Organization

      Armored Storage Income Investors Limited Partnership ("the Partnership") was organized under the laws of the State of Arizona pursuant to an agreement of limited partnership filed December 4, 1984, for the purpose of acquiring, developing, owning and operating self-service storage facilities. The initial General Partners were Armored Storage, Inc., an Arizona corporation (the "Managing General Partner") and Armored Storage One Limited Partnership, an Arizona Limited Partnership. The Partnership commenced full activity on January 9, 1985. During 1986, the Partnership completed an offering of limited partnership units wherein 15,000 limited partnership units were purchased by investors for $7,500,000. In December 1987 Armored Storage, Inc., withdrew and Armored Storage One Limited Partnership, became the "Managing General Partner."

NOTE 2. Summary of Significant Accounting Policies

      Property and equipment:
               Property  and  equipment  is  stated  at  cost.  Depreciation  is
               computed   principally  by  the  straight-line  method  over  the
               following estimated useful lives:

                                                         Years
                                                         -----
               Buildings                                  30
               Furniture and fixtures                      5

               Interest, real estate taxes and other costs related directly to properties under long-term development contracts were capitalized. Costs were not capitalized beyond net realizable value. Costs related to operating properties are expensed as incurred.

               Acquisition fees are allocated to the Partnership's property based on the expected total capitalized cost of the respective property.

               Development fees are allocated to the Partnership's property based on the expected total capitalized cost of the respective property.

      Loan acquisition costs:
               Loan acquisition costs which are included in other assets are amortized over the life of the note payable of 9 years.

      Rental income:
               The Partnership receives rental income from its self-storage facilities. All rental agreements are for month-to-month tenancy. Rental income is recognized on the accrual basis in accordance with generally accepted accounting principles.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1996



NOTE 2. Summary of Significant Accounting Policies, continued

      Income taxes:
               The Partnership does not record a provision for income taxes, since Federal and state income tax regulations provide that any taxes on income of a Partnership are payable by the partners as individuals. The Partnership's tax returns are prepared on the accrual basis.

      Syndication fees:
               Syndication fees are those expenses incurred in the issuing and marketing of partnership interests. These expenses include broker and registration fees, legal fees, tax and accounting fees, and printing costs. These fees are not amortizable and are presented as a reduction in partners' capital in the financial statements.

      Organization costs:
               Organization costs which are included in other assets consist of legal fees incident to the creation of the Partnership, accounting fees for establishing an accounting system and filing fees. These costs are being amortized using the straight-line method over 60 months.

      Cash and cash equivalents:
               For purposes of reporting cash flows, the Partnership considers all money market funds to be cash equivalents.

      Unaudited financial statements:
               The financial statement for the three months ended March 31, 1996 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.


NOTE 3. Commitments

               The Partnership has the following commitments:

               The Partnership entered into agreements with QuestCor, Inc., on November 1, 1989, to manage the Partnership's self-storage facilities. The term of the agreements are for one year and shall be renewed from year to year unless, and until, either party terminates the agreements. The agreements provide that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1996



NOTE 3         Commitments, continued
               The Partnership also entered into an agreement with QuestCor, Inc. for the management of the Partnership's accounting, securities reporting, database and investor relations activities. The term of the agreement is for one year and shall be renewed from year to year unless either party terminates the agreement. The agreement provides for a flat fee of $4,500 per month as compensation for administration services.

               The Partnership reimburses the General Partner for the costs of goods and materials used by and for the Partnership and administrative services necessary to the operation of the Partnership.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1996


ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS
- --------------------------------------------


Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $274,422 during the first three months of 1996 compared to $257,334 during the first three months of 1995. All three facilities posted increases in rental income over the prior year.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                     March 31, 1996              March 31, 1995
                                    ------------------          ---------------
             Bell Road                     83%                         89%
             63rd Avenue                   78%                         75%
             Tramway                       85%                         95%

      Operational expenses through March 31, 1996 were $95,291 compared to $105,618 for 1995. Administrative expenses for 1996 were $35,306 compared to $30,502 for the corresponding period in 1995.



Liquidity and Capital Resources

      As of March 31, 1996, the Partnership held cash and cash equivalents totaling $287,824 as compared to $659,480 for the corresponding quarter of 1995.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership


                                     PART II

                                OTHER INFORMATION
                                -----------------


Item 1:        Legal Proceedings:
- -------        ------------------

               Not applicable.

Item 2:        Changes in securities:
- -------        ----------------------

               Not applicable.

Item 3:        Defaults Upon Senior Securities:
- -------        --------------------------------

               Not applicable.

Item 4:        Submission of Matters to a Vote of Security Holders:
- -------        ----------------------------------------------------

               Not applicable.

Item 5:        Other information:
- -------        ------------------

               Not applicable.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               ARMORED STORAGE INCOME INVESTORS
                                                        (Registrant)

                                               By:  Armored Management L.L.C.
                                                    Its General Partner


                                               By:  /s/ Dale D. Ulrich
                                                  --------------------
                                                        Dale D. Ulrich

                                               Its:  Member

                                               Dated:  4/24/96
                                                     ---------------