Form 10-Q
period 1996-06-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1996-07-29
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                      Commission File Number:
  June 30, 1996                                              2-95034LA
- ------------------                                      -----------------------


              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Arizona                                       85-0503193
- -------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                        3839 North 3rd Street, Suite 108
                             Phoenix, Arizona 85012
            --------------------------------------------------------
            (Address of and zip code of principal executive offices)

                                 (602) 230-1656
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                     No
                              --------                   --------

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                               June 30,               June 30,
                                                 1996                   1995
                                             -----------            -----------

ASSETS

Property
  Land                                       $ 1,139,828            $ 1,139,828
  Buildings                                    5,856,762              5,835,812
  Furniture and fixtures                          74,576                 74,576
                                             -----------            -----------
                                               7,071,166              7,050,216
         Less accumulated depreciation         1,951,829              1,757.115
                                             -----------            -----------
                                               5,119,337              5,293,101

Cash and cash equivalents                        468,500                790,915
Other assets                                      21,849                 29,911
                                             -----------            -----------
                                             $ 5,609,686            $ 6,113,927
                                             ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Note payable to bank                         $         0            $   904,267
Accounts payable                                  88,612                 84,725
                                             -----------            -----------
                                                  88,612                988,992

Commitments (Note 3)

Partners' capital
  General partner                            $    44,312            $    19,018
  Limited partners                             5,476,762              5,105,917
                                             -----------            -----------

                                             $ 5,609,686            $ 6,113,927
                                             ===========            ===========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                              For the Six Months          For the Years
                                   Ended                      Ended
                           ---------------------     --------------------------
                            June 30,    June 30,       Dec. 31,        Dec. 31,
                              1996        1995           1995            1994
                           ---------   ---------     ----------        --------

Income
  Rental                   $ 570,452   $ 529,404     $1,070,463       $ 964,399
  Interest                     2,874      10,558         24,664          11,888
                           ---------   ---------     ----------        --------
                             573,326     539,962      1,095,127         976,287
                           ---------   ---------     ----------        --------


Expenses
  Property Operations        203,855     195,508        406,069         378,120
  Administration              54,580      58,809         87,566          83,985
  Amortization &
   Depreciation               98,747      98,652        197,365         206,530
  Interest                         0      49,848         86,987          86,740
                           ---------   ---------     ----------       ---------

                             357,182     402,817        777,987         755,275
                           ---------   ---------     ----------       ---------

Net Income                 $ 216,144   $ 137,145     $  317,140       $ 221,012
                           =========   =========     ==========       =========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                    For the six months ended
                                               ---------------------------------
                                                June 30, 1996      June 30, 1995
                                               --------------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                     $ 570,452          $ 529,404
  Cash paid to suppliers                            (260,930)          (251,127)
  Interest received                                    2,874             10,558
  Interest paid                                            0            (49,848)
                                                   ---------          ---------

  Net cash provided by (used in)
   operating activities                            $ 312,396          $ 238,987
                                                   ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash used in investing activities            $    -             $    -
                                                   ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash used in financing activities                 -                   -
                                                   ---------          ---------

 Increase (decrease) in cash                       $ 312,396          $ 238,987

Cash and cash equivalents:
  Beginning                                          156,104            551,928
                                                   ---------          ---------

  Ending                                           $ 468,500          $ 790,915
                                                   =========          =========


RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                         216,144          $ 137,145
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                      98,747             98,652
   Increase (decrease) in accounts payable            (2,495)             3,190
                                                   ---------          ---------

   Net cash provided by operating activities       $ 312,396          $ 238,987
                                                   ==========         =========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1996



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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1996



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

      Unaudited financial statements:
               The financial statement for the six months ended June 30, 1996 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1996



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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1996


ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS
- --------------------------------------------


Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $570,452 during the first six months of 1996 compared to $529,404 during the first six months of 1995. All three facilities posted increases in rental income over the prior year.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                       June 30, 1996             June 30, 1995
                                     ------------------        ---------------
             Bell Road                       90%                      94%
             63rd Avenue                     75%                      76%
             Tramway                         87%                      95%

      Operational expenses through June 30, 1996 were $203,855 compared to $195,508 for 1995. Administrative expenses for 1996 were $54,580 compared to $58,809 for the corresponding period in 1995.



Liquidity and Capital Resources

      As of June 30, 1996, the Partnership held cash and cash equivalents totaling $468,500 as compared to $790,915 for the corresponding quarter of 1995.

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


                                   ARMORED STORAGE INCOME INVESTORS
                                                     (Registrant)

                                   By: Armored Management L.L.C.
                                       Its General Partner


                                   By: /s/ Dale D. Ulrich
                                      ----------------------
                                           Dale D. Ulrich

                                   Its:  Member

                                   Dated: 7/24/96
                                         --------------