Form 10-Q
period 1996-09-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1996-11-12
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1996                                             2-95034LA
------------------                                       -----------------------


              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Arizona                                        85-0503193
-------------------------------                ---------------------------------
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

ITEM 1  FINANCIAL STATEMENTS                                                PAGE
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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                               September 30,       September 30,
                                                   1996                1995
                                               -------------       -------------

ASSETS

Property
  Land                                         $ 1,139,828         $ 1,139,828
  Buildings                                      5,856,761           5,835,812
  Furniture and fixtures                            74,576              74,576
                                               -----------         -----------
                                                 7,071,165           7,050,216
         Less accumulated depreciation           2,000,523           1,805,747
                                               -----------         -----------
                                                 5,070,642           5,244,469

Cash and cash equivalents                          264,154             969,714
Other assets                                        21,849              29,218
                                               -----------         -----------
                                               $ 5,356,645         $ 6,243,401
                                               ===========         ===========

LIABILITIES AND PARTNERS' CAPITAL

Note payable to bank                           $       -0-         $   904,267
Accounts payable                                    83,732             106,159
                                               -----------         -----------
                                                    83,732           1,010,426

Commitments (Note 3)

Partners' capital
  General partner                              $    47,056         $    20,099
  Limited partners                               5,225,857           5,212,876
                                               -----------         -----------

                                               $ 5,356,645         $ 6,243,401
                                               ===========         ===========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                            For the Nine Months             For the Years
                                  Ended                         Ended
                            -------------------             -------------

                          Sept. 30,   Sept. 30,         Dec. 31,        Dec. 31,
                             1996        1995             1995            1994
                          ---------    ---------      ----------      ----------
Income
  Rental                  $ 856,452    $ 801,595      $1,070,463      $ 964,399
  Interest                    5,199       18,983          24,664         11,888
                          ---------    ---------      ----------      ---------
                            861,651      820,578       1,095,127        976,287
                          ---------    ---------      ----------      ---------


Expenses
  Property Operations       297,964      292,772         406,069        378,120
  Administration             69,474       68,181          87,566         83,985
  Amortization &
   Depreciation             147,441      147,977         197,365        206,530
  Interest                      -0-       66,464          86,987         86,640
                          ---------    ---------      ----------      ---------

                            514,879      575,394         777,987        755,275
                          ---------    ---------      ----------      ---------

Net Income (loss)         $ 346,772    $ 245,184      $  317,140      $ 221,012
                          =========    =========      ===========     =========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                 For the nine months ended
                                             ---------------------------------

                                             Sept. 30, 1996     Sept. 30, 1995
                                             --------------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                 $ 856,452           $ 801,595
  Cash paid to suppliers                        (374,814)           (336,328)
  Interest received                                5,199              18,983
  Interest paid                                      -0-             (66,464)
                                               ---------           ---------

  Net cash provided by
   operating activities                        $ 486,837           $ 417,786
                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                               -                   -
                                               ---------           ---------
  Net cash provided by (used in)
    Investing activities                       $      -            $      -
                                               ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                     (378,787)                 -
                                               ---------           ---------
  Net cash used in financing activities         (378,787)                 -
                                               ---------           ---------

 Increase (decrease) in cash                   $ 108,050           $ 417,786

Cash and cash equivalents:
  Beginning                                      156,104             551,928
                                               ---------           ---------

  Ending                                       $ 264,154           $ 969,714
                                               =========           =========


RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                   $ 346,772           $ 245,184
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                 147,441             147,977
   Increase (decrease) in accounts payable        (7,376)             24,625
                                               ---------           ---------

   Net cash provided by
    operating activities                       $ 486,837           $ 417,786
                                               =========           =========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1996



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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1996




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

      Unaudited financial statements:
               The financial statement for the nine months ended September 30, 1996 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1996



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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1996


ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS
--------------------------------------------


Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $856,452 during the first nine months of 1996 compared to $801,595 during the first nine months of 1995. All three facilities posted increases in rental income over the prior year.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                              Sept. 30, 1996    Sept. 30, 1995
                                              --------------    --------------
     Bell Road                                      91%               91%
     63rd Avenue                                    74%               81%
     Tramway                                        85%               92%

      Operational expenses through September 30, 1996 were $297,964 compared to $292,772 for 1995. Administrative expenses for 1996 were $69,474 compared to $68,181 for the corresponding period in 1995.



Liquidity and Capital Resources

      As of September 30, 1996, the Partnership held cash and cash equivalents totaling $264,154 as compared to $969,714 for the corresponding quarter of 1995.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership


                                     PART II

                                OTHER INFORMATION
                                -----------------


Item 1:        Legal Proceedings:
-------        ------------------

               Not applicable.

Item 2:        Changes in securities:
-------        ----------------------

               Not applicable.

Item 3:        Defaults Upon Senior Securities:
-------        --------------------------------

               Not applicable.

Item 4:        Submission of Matters to a Vote of Security Holders:
-------        ----------------------------------------------------

               Not applicable.

Item 5:        Other information:
-------        ------------------

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


                                          ARMORED STORAGE INCOME INVESTORS
                                                    (Registrant)

                                          By: Armored Management L.L.C.
                                              Its General Partner


                                          By: /s/ Dale D. Ulrich
                                          ----------------------
                                               Dale D. Ulrich

                                          Its:  Member

                                          Dated:   11/8/96
                                               ----------------