Form 10-K405
period 1996-12-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1997-03-24
CIK 760719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
----     EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1996
                         ------------------------
                                       OR
         TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
----     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from______________to______________

Commission file number:  2-95034LA
                       ----------------

ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP (an Arizona Limited Partnership)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                       86-0503193
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3839 N. 3rd St., Ste. 108, Phoenix, Arizona                     85012
 -------------------------------------------             -----------------------
 (Address of principal executive office)                       (Zip Code)
Registrant's telephone number, including area code:  (602) 230-1655
                                                     --------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
        None                                                 None
------------------------------------   -----------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Units
-----------------------------------------
         (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
-----
  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

As of March 1, 1997, 15,000 Limited Partnership Units were outstanding. Such Limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

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

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit and identifiable assets attributable thereto for the fiscal year ended December 31, 1996 is set forth under Item 8 below.

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

Seasonality. The business of the Registrant is not generally subject to seasonal
------------
variations.

Employees.  The Registrant has no full-time employees.
----------

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

Bell Road, Phoenix, Arizona
---------------------------
The Partnership owns a three-story enclosed self-storage facility at 1025 E. Bell Road, Phoenix, Arizona ("Bell Road"). This facility consists of approximately 81,500 gross square feet, built on 1.5 acres of land. The storage facility includes 807 indoor spaces, 54 safety deposit boxes, and 114 mail boxes. The property was acquired from an affiliate of the General Partner at a cost of $2,249,632 of which $2,049,632 was allocated for the building, and $200,000 allocated for the land. The purchase price represented the affiliate's cost in the land and improvements. The facility was acquired in November 1985 while still in the developmental stage and became operational in January 1986. As of January 31, 1997, the facility had an occupancy level of 87%.

63rd Avenue and McDowell
------------------------
The Partnership owns a self-storage facility at 63rd Avenue and McDowell Road in Phoenix, Arizona ("63rd Avenue"). This facility consists of 76,325 gross square feet of rentable space consisting of eight separate single level buildings built on 3.9 acres of land. A two-story building houses the office and the manager's apartment. The Registrant acquired the facility in December 1986 for a purchase price of $2,300,000. As of January 31, 1997, the facility had an occupancy level of 75%.

Tramway - Albuquerque, New Mexico
---------------------------------
The Partnership owns a three-story enclosed facility located at 12920 Indian School Road, at the intersection of Tramway Boulevard in Albuquerque, New Mexico ("Tramway"). This facility consists of approximately 82,000 gross square feet, built on 1.2 acres of land. The Partnership purchased the undeveloped property from an affiliate of the General Partner in October 1985 for a purchase price of $298,566, which represented the affiliate's cost in the land. Construction of the facility was completed in September 1987 at a cost of approximately $1,691,501. As of January 31, 1997, the facility had an occupancy level of 80%.

Additional information relative to the Properties is provided elsewhere in this report and is incorporated herein by reference.

Item 3.  Legal Proceedings.
         ------------------

The Registrant is not subject to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

No matters were submitted to a vote of Limited Partnership Unit Holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5.  Market for the  Registrant's  Common Equity and Related Security Holder
         -----------------------------------------------------------------------
Matters
-------

(a) Market Information. No market for Limited Partnership Units exists or is expected to develop.

(b) Holders. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1996 was 1067.

(c) Dividends. During the years ended December 31, 1991 through 1994, and in 1996 the Partnership made distributions of cash to the Limited Partners. No distributions were made in 1995. The source of the distributions were as follows:

                           1991       1992       1993       1994       1995        1996
                         --------   --------   --------   --------   --------    --------
From net income          $ 77,324   $143,644   $152,881   $209,961   $    -0-    $375,000
From partners' capital    122,638    131,339    147,119     90,039        -0-         -0-
                         --------   --------   --------   --------   --------    --------

                         $199,962   $274,983   $300,000   $300,000   $    -0-    $375,000
                         ========   ========   ========   ========   ========    ========

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

                                                            For the Period

                                    Jan. 1, 1989    Jan. 1, 1990  Jan. 1, 1991  Jan. 1, 1992
Statement of                             Thru           Thru          Thru          Thru
Income Information:                 Dec 31, 1989    Dec 31, 1990  Dec 31, 1991  Dec 31, 1992
                                    ------------    ------------  ------------  ------------
Total Revenues                       $  622,689     $  747,517    $  832,283    $  896,654
Net Income (Loss)                    $ ( 94,487)    $   34,052    $   81,394    $  151,204
Net Income (Loss) Per
Limited Partnership Unit             $   ( 6.24)    $     2.16    $     5.15    $     9.58


                                    Jan  1, 1993  Jan  1, 1994   Jan 1, 1995   Jan 1, 1996
Statement of                            Thru          Thru          Thru          Thru
Income Information:                 Dec 31, 1993  Dec 31, 1994   Dec 31, 1995  Dec 31, 1996
                                    ------------  ------------   ------------  ------------

Total Revenues                       $  898,749   $   976,287    $ 1,095,127   $ 1,125,211
Net Income (Loss)                    $  160,927   $   221,012    $   317,140   $   450,554
Net Income (Loss) Per
Limited Partnership Unit             $    10.19   $     14.00    $     20.08   $     28.54

                                            As of         As of         As of         As of
Balance Sheet Information:                  Dec 31, 1989  Dec 31, 1990  Dec 31, 1991  Dec 31, 1992
                                            ------------  ------------  ------------  ------------
         Total Assets                        $ 6,453,651  $ 6,466,880   $ 6,351,974   $ 6,209,730
         Long-Term Debt                      $   941,533  $   937,265   $   932,765   $   926,704
         Partners' Capital                   $ 5,425,004  $ 5,459,056   $ 5,338,640   $ 5,211,911
         Distributions Per Unit              $    -0-     $    -0-      $     13.34   $     18.33

                                            As of         As of         As of         As of
                                            Dec 31, 1993  Dec 31, 1994  Dec 31, 1995  Dec 31, 1996
                                            ------------  ------------  ------------  ------------
         Total Assets                        $ 6,054,998  $  5,973,592  $  5,396,037  $  5,461,547
         Long-Term Debt                      $   917,325  $    904,267           -0-           -0-

         Partners' Capital                   $ 5,069,808  $  4,987,790  $  5,304,930  $  5,376,696
         Distributions Per Unit              $     20.00  $      20.00           -0-         25.00

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

(a)(1) and (a)(2)  Liquidity and Capital Resources
                   -------------------------------

The Registrant was organized in December 1984 and its offering of Limited Partnership Units was declared effective March 8, 1985. The entire offering of $7,500,000 was sold during the offering period.

The cash balance at December 31, 1996 of $426,865 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. It is anticipated that capital resources will increase during the coming year with a corresponding increase in the Registrant's liquidity as the facilities increase in occupancy.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3)  Results of Operations
        ---------------------

The Partnership's three operating facilities and dates opened are as follows:

         Facility                   Date Opened
         --------                   -----------
         Bell Road                  January 1986
         63rd Avenue                December 1986
         Tramway                    September 1987

In 1996 the Registrant's facilities generated $1,118,127 in rental income, an increase of 4.5% over 1995. Occupancy figures are summarized as follows:

                           Average Occupancy       High    Low    12/31/96
                           -----------------       ----    ---    --------
Bell Road                          85%              91%    81%       87%
63rd Avenue                        76%              78%    74%       74%
Tramway                            82%              87%    74%       80%

Rental income increased even through average occupancies dropped slightly at each facility. A mini building boom in storage facilities is partly responsible for the decrease in occupancy rates. Revenues are expected to increase slightly in 1997 as demand for storage space remains high.

Expenses relating to property operations were $393,953 in 1996, approximately $12,000 less than 1995. Partnership administration expenses were slightly lower as well for 1996. Expenses in 1997 should be similar to those in prior years.

Net cash generated from operations of $649,549 was used to make the annual distribution and to rebuild cash reserves. As rent increases take effect and the facilities continue to achieve higher occupancies, cash flow will increase accordingly.

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


Item 8:  Financial Statements and Supplementary Data.
         --------------------------------------------

See Index to Financial Statements and Schedules attached hereto.

Item 9.  Changes  In  and  Disagreements  With  Accountants  on  Accounting  and
         -----------------------------------------------------------------------
         Financial Disclosures None
         --------------------------

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

(a)      Identification of Directors
         ---------------------------
Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 53, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 43, is a C.P.A. and a shareholder of QuestCor Inc. He is also a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.

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

(d)      Family Relationships
         --------------------
         None

(e)      Legal Proceedings
         -----------------
         None


Item 11. Executive Compensation
         ----------------------

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

                                For the Year Ended:        12/31/96   12/31/95   12/31/94
                                                           --------   --------   --------
Direct expenses relating to administration of the
Partnership which were reimbursed or are to be
reimbursed to the Managing General Partner, or
affiliates thereof                                           None       $6000      $5500

General Partner's distributive share of cash
cash available for distribution                              $3788(1)    None      $3030

Real estate commission upon the sale of Partnership
property payable to the General Partner                      None (2)    None       None

General Partner's share of sale or refinancing
proceeds                                                     None (3)    None       None

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


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

At December 31, 1996 there was one owner of more than 5% of the voting securities of the Registrant. Public Storage, Inc. 701 Western Avenue, Suite 200, Glendale, CA 91201, owned 1,058 limited partnership units constituting 7.1% of all outstanding units.

At December 31, 1996 Dale D. Ulrich,  a member of the managing  general partner,
owned  132  limited  partnership  units,   constituting  less  than  1%  of  the
outstanding units.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

During the years ended December 31, 1996, 1995 and 1994 QuestCor received the following compensation:
                                1996      1995      1994
                             -------   -------   -------

Property management          $68,426   $63,807   $57,547
Partnership administration   $54,000   $54,000   $54,000
Audit assistance             $ 5,000   $ 5,000   $ 5,000

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)(1) and (a)(2) List of Financial  Statements  and Schedules as a Part of this
                  --------------------------------------------------------------
                  Report
                  ------

Reports of Independent Certified Public Accountants

FINANCIAL STATEMENTS
         Balance sheet
         Statement of operations
         Statement of changes in partners' equity
         Statement of cash flows
         Notes to financial statements



(a)(3)            List of Exhibits Filed as Part of this Report
                  None

(b)               Reports on Form 8-K
                  None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ARMORED STORAGE INCOME INVESTORS
                                        LIMITED PARTNERSHIP

                                        By:      Armored Storage One Limited
                                                 Partnership

                                        Its:     General Partner



Dated: 3/21/97                          By:  /s/ Carl R. Spiekerman
     -----------                             -----------------------------------
                                             Carl R. Spiekerman,
                                             Member, Armored Management L.L.C.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

   Signature                       Title                              Date
   ---------                       -----                              ----


/s/ Carl R. Spiekerman    for Armored Management, L.L.C.             3/21/97
------------------------  Managing General Partner of               ---------
Carl R. Spiekerman        Armored Storage One Limited
                          Partnership, the General
                          Partner of the Registrant

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1996








                                    CONTENTS

                                                                            Page

Independent auditor's report                                                 1


Financial statements:

    Balance sheets                                                           2

    Statements of operations                                                 3

    Statements of changes in partners' equity                                4

    Statements of cash flows                                                5-6

    Notes to financial statements                                           7-11

To the Partners of
Armored Storage Income Investors
    Limited Partnership
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

           We have audited the accompanying balance sheets of Armored Storage Income Investors Limited Partnership as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors Limited Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





TOBACK CPAs, P.C.
Phoenix, Arizona
February 4, 1997

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995


                                     ASSETS

                                                         1996           1995
                                                     -----------    -----------
Rental property and equipment:
    Land (Note 3)                                    $ 1,139,828    $ 1,139,828
    Building (Note 3)                                  5,856,762      5,856,762
    Furniture and fixtures (Note 3)                       74,576         74,576
                                                     -----------    -----------
                                                       7,071,166      7,071,166
    Less accumulated depreciation                     (2,049,667)    (1,854,441)
                                                     -----------    -----------
                                                       5,021,499      5,216,725

Cash and cash equivalents                                426,865        156,104
Accounts receivable, net of allowance
    of $13,018 and $21,684                                13,018         21,684
Other assets                                                 165          1,524
                                                     -----------    -----------

       Total assets                                  $ 5,461,547    $ 5,396,037
                                                     ===========    ===========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                $    40,701    $    51,514
Unearned rent                                             44,150         39,593
                                                     -----------    -----------
    Total liabilities                                     84,851         91,107
                                                     -----------    -----------

Commitments (Note 5)

Partners' equity (Note 6):
    General partner                                       52,244         33,504
    Limited partners; 15,000 units outstanding         5,324,452      5,271,426
                                                     -----------    -----------
                                                       5,376,696      5,304,930
                                                     -----------    -----------

       Total liabilities and partners' equity        $ 5,461,547    $ 5,396,037
                                                     ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                             1996          1995          1994
                                          ----------    ----------    ----------

Rental income                             $1,118,127    $1,070,463    $  964,399
Interest income                                7,084        24,664        11,888
                                          ----------    ----------    ----------

                                           1,125,211     1,095,127       976,287
                                          ----------    ----------    ----------

Expenses:
    Property operations                      393,958       406,069       378,120
    Partnership administration                84,114        87,566        83,985
    Depreciation and amortization            196,585       197,365       206,530
    Interest                                    --          86,987        86,640
                                          ----------    ----------    ----------

                                             674,657       777,987       755,275
                                          ----------    ----------    ----------

Net income                                $  450,554    $  317,140    $  221,012
                                          ==========    ==========    ==========

Net income allocated to
    general partner                       $   22,528    $   15,857        11,051

Net income allocated to
    limited partners                         428,026       301,283       209,961
                                          ----------    ----------    ----------

Net income                                $  450,554    $  317,140    $  221,012
                                          ==========    ==========    ==========

Net income allocated to limited
    partners per limited
    partnership unit (Note 6)             $    28.54    $    20.08    $    14.00
                                          ==========    ==========    ==========

Distributions per
    limited partnership unit              $    25.00    $     --      $    20.00
                                          ==========    ==========    ==========

Number of limited partnership
    units outstanding                         15,000        15,000        15,000
                                          ==========    ==========    ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                       General        Limited
                                       partner        partners        Total
                                     -----------    -----------    -----------

Balance, December 31, 1993                 9,626      5,060,182      5,069,808

   Distributions to partners              (3,030)      (300,000)      (303,030)

   Net income                             11,051        209,961        221,012
                                     -----------    -----------    -----------

Balance, December 31, 1994                17,647      4,970,143      4,987,790

   Distributions to partners                --             --             --

   Net Income                             15,857        301,283        317,140
                                     -----------    -----------    -----------

Balance, December 31, 1995                33,504      5,271,426      5,304,930

   Distributions to partners              (3,788)      (375,000)      (378,788)

   Net income                             22,528        428,026        450,554
                                     -----------    -----------    -----------

Balance, December 31, 1996
                                     $    52,244    $ 5,324,452    $ 5,376,696
                                     ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                   1996           1995           1994
                                               -----------    -----------    -----------
Cash flows from operating activities:
   Cash received from customers                $ 1,131,350    $ 1,075,200    $   962,847
   Cash paid to suppliers and
      service providers                           (488,885)      (483,484)      (461,749)
   Interest received                                 7,084         25,723         11,799
   Interest paid                                      --          (86,987)       (86,640)
                                               -----------    -----------    -----------

      Net cash provided
        by operating activities                    649,549        530,452        426,257
                                               -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from maturities of
      certificates of deposit                         --          218,142        428,402
   Purchase of certificates of deposit                --             --         (434,346)
   Purchase of rental property and equipment          --          (20,950)        (8,835)
                                               -----------    -----------    -----------

      Net cash provided by (used in)
        investing activities                          --          197,192        (14,779)
                                               -----------    -----------    -----------

Cash flows from financing activities:
   Principal payments on
      note payable to bank                            --         (904,267)       (13,058)
   Distributions to partners                      (378,788)          --         (303,030)
                                               -----------    -----------    -----------

      Net cash used in financing activities       (378,788)      (904,267)      (316,088)
                                               -----------    -----------    -----------

Increase (decrease) in cash
   and cash equivalents                            270,761       (176,623)        95,390

Cash and cash equivalents, beginning               156,104        332,727        237,337
                                               -----------    -----------    -----------

Cash and cash equivalents, ending              $   426,865    $   156,104    $   332,727
                                               ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1996, 1994 AND 1994

                                                     1996         1995         1994
                                                  ---------    ---------    ---------
Reconciliation of net income to net cash
  provided by operating activities:
     Net income                                   $ 450,554    $ 317,140    $ 221,012
     Adjustments to reconcile net income
        to net cash provided by operating
        activities:
          Depreciation and amortization             196,585      197,365      206,530
          Changes in assets and liabilities:
            Decrease (increase) in certificates
               of deposits accrued interest            --          1,059          (89)
            Decrease (increase)
               in accounts receivable                 8,666        5,316      (14,866)
            (Decrease) increase
               in accounts payable
               and accrued expenses                 (10,813)      10,151          356
            Increase (decrease)
               in unearned rent                       4,557         (579)      13,314
                                                  ---------    ---------    ---------

Net cash provided by operating activities         $ 649,549    $ 530,452    $ 426,257
                                                  =========    =========    =========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS


 1.   Partnership organization:

      Armored Storage Income Investors Limited Partnership (the Partnership) was
         organized  under  the  laws of the  State  of  Arizona  pursuant  to an agreement  of limited  partnership  filed  December  4,  1984,  for the purpose of acquiring, developing, owning and operating self-service storage facilities in Arizona and New Mexico. The initial general partners were Armored Storage, Inc., an Arizona corporation (the Managing General Partner) and Armored Storage One Limited Partnership, an Arizona limited partnership. The Partnership commenced full activity on January 9, 1985. During 1986, the Partnership completed an offering of limited partnership units wherein 15,000 limited partnership units were purchased by investors for $7,500,000. In December, 1987, Armored Storage, Inc. withdrew from the Partnership and Armored Storage One Limited Partnership then became the Managing General Partner and assumed the partner's capital account of Armored Storage, Inc. In February, 1994, Armored Management Limited Liability Corporation
         (L.L.C.) was appointed the general partner of Armored Storage One Limited Partnership.

 2.   Summary of significant accounting policies:

      Rental property and equipment:

      Rental property and equipment are stated at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

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

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 2.   Summary of significant accounting policies, continued:

      Cash and cash equivalents:

      For reporting in the statements of cash flows, the Partnership considers all certificates of deposit and money market funds purchased with a maturity of three months or less to be cash equivalents.

      Concentration of risk:

         Periodically  during the year, the Company  maintains cash in financial
         institutions   in  excess  of  the  amounts   insured  by  the  federal
         government.

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

 3.   Rental property and equipment:

      Rental property and equipment consist of the following:

                                                           1996             1995
                                                     ----------       ----------
Land:
   Phoenix - Bell Road                               $  214,058       $  214,058
   Phoenix - 63rd Avenue                                606,222          606,222
   Albuquerque - Tramway Boulevard                      319,548          319,548
                                                     ----------       ----------
                                                      1,139,828        1,139,828
                                                     ----------       ----------
Buildings:
   Phoenix - Bell Road                                2,214,474        2,214,474
   Phoenix - 63rd Avenue                              1,810,050        1,810,050
   Albuquerque - Tramway Boulevard                    1,832,238        1,832,238
                                                     ----------       ----------
                                                      5,856,762        5,856,762
                                                     ----------       ----------
Furniture and fixtures:
   Phoenix - Bell Road                                   32,624           32,624
   Phoenix - 63rd Avenue                                 24,853           24,853
   Albuquerque - Tramway Boulevard                       17,099           17,099
                                                     ----------       ----------
                                                         74,576           74,576
                                                     ----------       ----------

                                                     $7,071,166       $7,071,166
                                                     ==========       ==========

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

 4.   Note payable, bank:

      During 1995, the note payable, bank, which consisted of a mortgage secured by a deed of trust and assignment of rents on the 63rd Avenue Storage Facility was paid in full. The remaining related loan acquisition costs were also fully amortized during 1995.

 5.   Commitments and related party transactions:

      The Partnership entered into an agreement with Chris Cap  Corporation  dba
         QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facilities. The term of the agreement is for one year through December, 1997, to be renewed on a month-to-month basis unless either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts from the prior month for each of the three facilities it manages.

      The Partnership  entered  into  an  agreement  with  QuestCor  to  provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordination of the preparation of periodic regulatory reports and tax related forms. The term of the agreement is for one year through December, 1997 and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provided for payment by the Partnership to Questcor of $4,500 per month in 1996, 1995 and 1994 as compensation for its services. Additionally, the Partnership pays QuestCor approximately $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor.

 5.   Commitments and related party transactions, continued:

      The following are the approximate fees paid to QuestCor, Inc. for the years ended December 31, 1996, 1995 and 1994:

                                                1996        1995        1994
                                              -------     -------     -------

          Property management                 $68,000     $64,000     $58,000
          Partnership administration           54,000      54,000      54,000
          Audit assistance                      5,000       5,000       5,000

      During the year ended  December  31,  1995,  an  affiliate  of the General
         Partner received $6,000, in direct expense reimbursements associated with a market study of the facilities.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

      During 1995, the Partnership paid in full its outstanding note payable with a bank. As a result, the Partnership did not make partner distributions during 1995.

      If in any period the general partner determines that Partnership working capital reserves are in excess of the amount deemed necessary for Partnership operations, such excess reserves may be distributed as cash available for distribution.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6.    Partners' equity, continued:

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

 7.   Partnership administration and property operations:

         Included in partnership administration and property operations are the following expenses:

                                              1996          1995          1994
                                            --------      --------      --------
Partnership administration:
    Accounting fees                         $ 20,891      $ 19,182      $ 18,615

Property operations:
    Advertising                               15,187        21,900        16,682
    Management fees                           68,426        63,807        57,547
    Property taxes                            78,081        84,239        80,208
    Repairs and maintenance                   19,055        24,804        14,109
    Utilities                                 59,464        50,143        56,855
    Wages and payroll taxes                  100,062        92,173        88,665