Form 10-Q
period 1997-03-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1997-05-13
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  March 31, 1997                                                 2-95034LA
-----------------                                        -----------------------


              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Arizona                                 85-0503193
-------------------------------           ---------------------------------
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


                                     PART I

                              FINANCIAL INFORMATION
                              ---------------------

ITEM 1  FINANCIAL STATEMENTS                                            PAGE
------  --------------------                                            ----


Balance Sheets                                                            3

Statements of Operations                                                  4

Statements of Cash Flows                                                  5

Notes to Unaudited Financial Statements                                   6

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                    March 31,      December 31,
                                                      1997            1996
                                                   -----------      -----------

ASSETS

Property
  Land                                             $ 1,139,828      $ 1,139,828
  Buildings                                          5,856,762        5,856,762
  Furniture and fixtures                                74,576           74,576
                                                   -----------      -----------
                                                     7,071,166        7,071,166
         Less accumulated depreciation              (2,098,667)      (2,049,667)
                                                   -----------      -----------
                                                     4,972,499        5,021,499

Cash and cash equivalents                              562,128          426,865
Other assets                                            13,183           13,183
                                                   -----------      -----------
                                                   $ 5,547,810      $ 5,461,547
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                   $    78,944      $    84,851

Commitments (Note 3)

Partners' capital
  General partner                                       53,146           52,244
  Limited partners                                   5,415,720        5,324,452
                                                   -----------      -----------

                                                   $ 5,547,810      $ 5,461,547
                                                   ===========      ===========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                       For the Three Months      For the Years
                             Ended                  Ended
                        -------------------   -------------------

                       March 31,   March 31,  Dec. 31,  Dec. 31,
                         1997        1996       1996      1995
                        --------   --------   --------   --------

Income
  Rental                $275,574   $274,422  $1118,127  $1070,463
  Interest                 2,324        971      7,084     24,664
                        --------   --------   --------   --------
                         277,898    275,393   1125,211   1095,127
                        --------   --------   --------   --------

Expenses
  Property Operations    113,408     95,291    393,958    406,069
  Administration          23,320     35,306     84,114     87,566
  Amortization &
   Depreciation           49,000     49,388    196,585    197,365
  Interest                   -0-        -0-        -0-     86,987
                        --------   --------   --------   --------
                         185,728    179,985    674,657    777,987
                        --------   --------   --------   --------
Net Income (loss)       $ 92,170   $ 95,408   $450,554   $317,140
                        ========   ========   ========   ========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                             For the three months ended
                                          --------------------------------

                                          March 31, 1997    March 31, 1996
                                          --------------    --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers               $ 275,574        $ 274,422
  Cash paid to suppliers                      (142,635)        (143,673)
  Interest received                              2,324              971
                                             ---------        ---------

  Net cash provided by (used in)
   operating activities                      $ 135,263        $ 131,720
                                             ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net cash provided by (used in)
    Investing activities                     $    --          $    --
                                             ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                       --               --
                                             ---------        ---------
  Net cash used in financing activities           --               --
                                             ---------        ---------

 Increase (decrease) in cash                 $ 135,263        $ 131,720

Cash and cash equivalents:
  Beginning                                    426,865          156,104
                                             ---------        ---------

  Ending                                     $ 562,128        $ 287,824
                                             ---------        ---------


RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                          $  92,170        $  95,408
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                49,000           49,388
   Increase (decrease) in accounts payable      (5,907)         (13,076)
                                             ---------        ---------

   Net cash provided by (used in)
    operating activities                     $ 135,263        $ 131,720
                                             =========        =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1997



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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1997




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

      Unaudited financial statements:
               The financial statement for the three months ended March 31, 1997 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1997



NOTE 3         Commitments, continued
               The Partnership also entered into an agreement with QuestCor, Inc. for the management of the Partnership's accounting, securities reporting, database and investor relations activities. The term of the agreement is for one year and shall be renewed from year to year unless either party terminates the agreement. The agreement provides for a flat fee of $5,000 per month as compensation for administration services.

               The Partnership reimburses the General Partner for the costs of goods and materials used by and for the Partnership and administrative services necessary to the operation of the Partnership.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1997


ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS
--------------------------------------------


Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $275,574 during the first three months of 1997 compared to $274,422 during the first three months of 1996. Rental income increased at Bell Road but decreased at the other two facilities compared to the prior period.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                     March 31, 1997           March 31, 1996
                                    ------------------       ---------------
                 Bell Road                87%                       83%
                 63rd Avenue              70%                       78%
                 Tramway                  78%                       85%

      Operational expenses through March 31, 1997 were $113,408 compared to $95,291 for 1996. Administrative expenses for 1997 were $23,320 compared to $35,306 for the corresponding period in 1996. These variances are primarily timing differences.



Liquidity and Capital Resources

      As of March 31, 1997, the Partnership held cash and cash equivalents totaling $562,128 as compared to $287,824 for the corresponding quarter of 1996.

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


                          ARMORED STORAGE INCOME INVESTORS
                                  (Registrant)

                          By: Armored Management L.L.C.
                              Its General Partner


                          By: /s/ Dale D. Ulrich
                              --------------------------
                              Dale D. Ulrich

                          Its:  Member

                          Dated:  5/13/97
                                ------------------------