Form 10-Q
period 1997-06-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1997-08-06
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended:                                       Commission File Number:
  June 30, 1997                                                 2-95034LA
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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                     June 30,          June 30,
                                                       1997              1996
                                                    ----------        ----------
ASSETS

Property
  Land                                              $1,139,828        $1,139,828
  Buildings                                          5,856,762         5,856,762
  Furniture and fixtures                                74,576            74,576
                                                    ----------        ----------
                                                     7,071,166         7,071,166
     Less accumulated depreciation                   2,147,667         1,951,829
                                                    ----------        ----------
                                                     4,923,499         5,119,337

Cash and cash equivalents                              709,593           468,500
Other assets                                            13,183            21,849
                                                    ----------        ----------
                                                    $5,646,275        $5,609,686
                                                    ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                    $   86,184        $   88,612

Commitments (Note 3)

Partners' capital
  General partner                                   $   61,414        $   44,312
  Limited partners                                   5,498,677         5,476,762
                                                    ----------        ----------

                                                    $5,646,275        $5,609,686
                                                    ==========        ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                           For the Six Months             For the Years
                                Ended                         Ended
                         ---------------------       --------------------------
                          June 30,    June 30,         Dec. 31,        Dec. 31,
                            1997        1996            1996             1995
                         ---------   ---------       ----------      ----------
Income
  Rental                 $ 550,772   $ 570,452       $1,118,127      $1,070,463
  Interest                   8,186       2,874            7,084          24,664
                         ---------   ---------       ----------      ----------
                           558,958     573,326        1,125,211       1,095,127
                         ---------   ---------       ----------      ----------

Expenses
  Property Operations      212,413     203,855          393,958         406,069
  Administration            65,150      54,580           84,114          85,566
  Amortization &
   Depreciation             98,000      98,747          196,585         197,365
  Interest                       0           0                0          86,987
                         ---------   ---------       ----------       ---------

                           375,563     357,182          674,657         777,987
                         ---------   ---------       ----------       ---------

Net Income               $ 183,395   $ 216,144       $  450,554       $ 317,140
                         =========   =========       ==========       =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For the six months ended
                                                --------------------------------
                                                June 30, 1997      June 30, 1996
                                                -------------      -------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                    $ 550,772           $ 570,452
  Cash paid to suppliers                           (276,230)           (260,930)
  Interest received                                   8,186               2,874
  Interest paid                                           0                   0
                                                  ---------           ---------

  Net cash provided by (used in)
   operating activities                           $ 282,728           $ 312,396
                                                  ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash used in investing activities           $    --             $    --
                                                  ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash used in financing activities                --                  --
                                                  ---------           ---------
 Increase (decrease) in cash                      $ 282,728           $ 312,396

Cash and cash equivalents:
  Beginning                                         426,865             156,104
                                                  ---------           ---------

  Ending                                          $ 709,593           $ 468,500
                                                  ---------           ---------

RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                      $ 183,395           $ 216,144
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                     98,000              98,747
   Increase (decrease) in accounts payable            1,333              (2,495)
                                                  ---------           ---------

   Net cash provided by operating activities      $ 282,728           $ 312,396
                                                  =========           =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1997

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

NOTE 2. Summary of Significant Accounting Policies

     Property  and  equipment:

          Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the following estimated useful lives:
                                               Years
                                              -------
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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1997

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

     Unaudited financial statements:

          The financial statement for the six months ended June 30, 1997 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 3. Commitments, continued

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1997

ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS
--------------------------------------------

Results of Operations

     The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $550,772 during the first six months of 1997 compared to $570,452 during the first six months of 1996. Disappointing results at the 63rd Avenue property and increasing vacancies in Albuquerque were the reasons for the decline in revenues. Efforts will be focused on these facilities for the remainder of 1997.

     Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                 June 30, 1997        June 30, 1996
                               ------------------    ---------------
                Bell Road                88%                  90%
                63rd Avenue              72%                  75%
                Tramway                  78%                  87%

     Operational expenses through June 30, 1997 were $212,413 compared to $203,855 for 1996. Administrative expenses for 1997 were $65,150 compared to $54,580 for the corresponding period in 1996.

Liquidity and Capital Resources

     As of June 30, 1997, the Partnership held cash and cash equivalents totaling $709,593 as compared to $468,500 for the corresponding quarter of 1996.

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


                                        ARMORED STORAGE INCOME INVESTORS
                                                  (Registrant)

                                        By: Armored Management L.L.C.
                                            Its General Partner


                                        By: /s/ Dale D. Ulrich
                                           -----------------------------
                                           Dale D. Ulrich

                                        Its:  Member

                                        Dated:  8/5/97
                                              --------------------------