Form 10-Q
period 1997-09-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1997-11-12
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1997                                              2-95034LA
------------------                                       -----------------------

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Arizona                                          85-0503193
-------------------------------                ---------------------------------
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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                            September 30,     September 30,
                                                1997              1996
                                            -------------     -------------
ASSETS

Property
  Land                                      $1,139,828        $1,139,828
  Buildings                                  5,856,761         5,856,761
  Furniture and fixtures                        74,576            74,576
                                            ----------        ----------
                                             7,071,165         7,071,165
         Less accumulated depreciation       2,196,667         2,000,523
                                            ----------        ----------
                                             4,874,498         5,070,642

Cash and cash equivalents                      369,189           264,154
Other assets                                    13,183            21,849
                                            ----------        ----------
                                            $5,256,870        $5,356,645
                                            ==========        ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                               104,885            83,732


Commitments (Note 3)

Partners' capital
  General partner                           $   62,221        $   47,056
  Limited partners                           5,089,764         5,225,857
                                            ----------        ----------

                                            $5,256,870        $5,356,645
                                            ==========        ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                               For the Nine Months                For the Years
                                     Ended                            Ended
                           --------------------------      --------------------------

                            Sept. 30,       Sept. 30,       Dec. 31,        Dec. 31,
                              1997            1996            1996            1995
                           ----------      ----------      ----------      ----------
Income
  Rental                   $  832,660      $  856,452      $1,118,127      $1,070,463
  Interest                     15,079           5,199           7,084          24,664
                           ----------      ----------      ----------      ----------
                              847,739         861,651       1,125,211       1,095,127
                           ----------      ----------      ----------      ----------

Expenses
  Property Operations         314,370         297,964         393,958         406,069
  Administration               80,776          69,474          84,114          87,566
  Amortization &
   Depreciation               147,000         147,441         196,585         197,365
  Interest                       -0-             -0-             -0-           86,987
                           ----------      ----------      ----------      ----------

                              542,146         514,879         674,657         777,987
                           ----------      ----------      ----------      ----------

Net Income (loss)          $  305,593      $  346,772      $  450,554      $  317,140
                           ==========      ==========      ==========      ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                  For the nine months ended
                                             ----------------------------------

                                             Sept. 30, 1997      Sept. 30, 1996
                                             --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                  $ 832,660           $ 856,452
  Cash paid to suppliers                         (375,112)           (374,814)
  Interest received                                15,079               5,199
                                                ---------           ---------

  Net cash provided by
   operating activities                         $ 472,627           $ 486,837
                                                ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                              --                  --
                                                ---------           ---------
  Net cash provided by (used in)
    Investing activities                        $    --             $    --
                                                ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                      (530,303)           (378,787)
                                                ---------           ---------
  Net cash used in financing activities          (530,303)           (378,787)
                                                ---------           ---------

Increase (decrease) in cash                     $ (57,676)          $ 108,050

Cash and cash equivalents:
  Beginning                                       426,865             156,104
                                                ---------           ---------

  Ending                                        $ 369,189           $ 264,154
                                                =========           =========


RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                    $ 305,593           $ 346,772
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                  147,000             147,441
   Increase (decrease) in accounts payable         20,034              (7,376)
                                                ---------           ---------

   Net cash provided by
    operating activities                        $ 472,627           $ 486,837
                                                =========           =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1997


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1997


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

     Unaudited financial statements:

          The financial statement for the nine months ended September 30, 1997 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1997


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1997


ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS
--------------------------------------------


Results of Operations

     The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $832,660 during the first nine months of 1997 compared to $856,452 during the first nine months of 1996. Disappointing results at 63rd Avenue and at Tramway were responsible for the decline in revenues. Occupancy rates were lower at all three facilities compared to the prior year.

     Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                     Sept. 30, 1997         Sept. 30, 1996
                                     --------------         --------------
           Bell Road                      85%                    91%
           63rd Avenue                    73%                    74%
           Tramway                        78%                    85%

     Operational expenses through September 30, 1997 were $314,370 compared to $297,964 for 1996. Administrative expenses for 1997 were $80,776 compared to $69,474 for the corresponding period in 1996.


Liquidity and Capital Resources

     As of September 30, 1997, the Partnership held cash and cash equivalents totaling $369,189 as compared to $264,154 for the corresponding quarter of 1996.

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


                                   ARMORED STORAGE INCOME INVESTORS
                                              (Registrant)

                                   By: Armored Management L.L.C.
                                       Its General Partner


                                   By: /s/ Dale D. Ulrich
                                      -----------------------------
                                       Dale D. Ulrich

                                   Its:  Member

                                   Dated:  11/10/97
                                         --------------------------