Form 10-K405
period 1997-12-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1998-03-26
CIK 760719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1997
                         ------------------------
                                       OR
         TRANSITION REPORT  PURSUANT TO SECTION 13  OR 15(d) OF  THE  SECURITIES
-----    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________________ to _______________________

Commission file number:  2-95034LA
                       ---------------

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                  (an Arizona Limited Partnership) (Exact name
--------------------------------------------------------------------------------
                   of registrant as specified in its charter)

           Arizona                                       86-0503193
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

 3839 N. 3rd St., Ste. 108, Phoenix, Arizona                  85012
--------------------------------------------       -----------------------------
 (Address of principal executive office)                   (Zip Code)
Registrant's telephone number, including area code:  (602) 230-1655
                                                   -----------------------------
Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
          None                                          None
----------------------------------     -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

       Limited Partnership Units
-----------------------------------------------
            (Title of Class)

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
  X
-----
  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
As of March 1, 1998, 15,000 Limited Partnership Units were outstanding. Such Limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

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

(b)  Financial Information About Industry Segments
     ---------------------------------------------

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit and identifiable assets attributable thereto for the fiscal year ended December 31, 1997 is set forth under Item 8 below.

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

Bell Road, Phoenix, Arizona

The Partnership owns a three-story enclosed self-storage facility at 1025 E. Bell Road, Phoenix, Arizona ("Bell Road"). This facility consists of approximately 81,500 gross square feet, built on 1.5 acres of land. The storage facility includes 807 indoor spaces, 54 safety deposit boxes, and 114 mail boxes. The property was acquired from an affiliate of the General Partner at a cost of $2,249,632 of which $2,049,632 was allocated for the building, and $200,000 allocated for the land. The purchase price represented the affiliate's cost in the land and improvements. The facility was acquired in November 1985 while still in the developmental stage and became operational in January 1986. As of February 28, 1998, the facility had an occupancy level of 89%.

63rd Avenue and McDowell

The Partnership owns a self-storage facility at 63rd Avenue and McDowell Road in Phoenix, Arizona ("63rd Avenue"). This facility consists of 76,325 gross square feet of rentable space consisting of eight separate single level buildings built on 3.9 acres of land. A two-story building houses the office and the manager's apartment. The Registrant acquired the facility in December 1986 for a purchase price of $2,300,000. As of February 28, 1998, the facility had an occupancy level of 77%.

Tramway - Albuquerque, New Mexico

The Partnership owns a three-story enclosed facility located at 12920 Indian School Road, at the intersection of Tramway Boulevard in Albuquerque, New Mexico ("Tramway"). This facility consists of approximately 82,000 gross square feet, built on 1.2 acres of land. The Partnership purchased the undeveloped property from an affiliate of the General Partner in October 1985 for a purchase price of $298,566, which represented the affiliate's cost in the land. Construction of the facility was completed in September 1987 at a cost of approximately $1,691,501. As of February 28, 1998, the facility had an occupancy level of 75%.

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

(b) Holders. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1997 was 1067.

(c)  Dividends.  During the years ended  December 31, 1992 through 1994,  and in
1996 and 1997 the Partnership made distributions of cash to the Limited Partners. No distributions were made in 1995. The source of the distributions were as follows:

                            1992        1993        1994        1995        1996        1997
                          --------    --------    --------    --------    --------    --------
From net income           $143,644    $152,881    $209,961    $   -0-     $375,000    $396,603
From partners' capital     131,339     147,119      90,039        -0-         -0-      128,397
                          --------    --------    --------    --------    --------    --------

                          $274,983    $300,000    $300,000    $   -0-     $375,000    $525,000
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

                                                                    For the Period

                                             Jan. 1, 1990    Jan. 1, 1991  Jan. 1, 1992  Jan. 1, 1993
Statement of                                     Thru            Thru          Thru         Thru
Income Information:                          Dec 31, 1990    Dec 31, 1991  Dec 31, 1992  Dec 31, 1993
                                             ------------    ------------  ------------  ------------
Total Revenues                                $  747,517      $   832,283   $   896,654   $  898,749
Net Income (Loss)                             $   34,052      $    81,394   $   151,204   $  160,927
Net Income (Loss) Per
Limited Partnership Unit                      $     2.16      $      5.15   $      9.58   $    10.19


                                             Jan  1, 1994    Jan  1, 1995  Jan  1, 1996  Jan  1, 1997
Statement of                                     Thru            Thru         Thru          Thru
Income Information:                          Dec 31, 1994    Dec 31, 1995  Dec 31, 1996  Dec 31, 1997
                                             ------------    ------------  ------------  ------------

Total Revenues                                $  976,287      $ 1,095,127   $ 1,125.211   $ 1,124,039
Net Income (Loss)                             $  221,012      $   317,140   $   450,554   $   396,603
Net Income (Loss) Per
Limited Partnership Unit                      $    14.00      $     20.08   $     28.54   $     25.11

                                          As of           As of           As of           As of
Balance Sheet Information:                Dec 31, 1990    Dec 31, 1991    Dec 31, 1992    Dec 31, 1993
                                          ------------    ------------    ------------    ------------
     Total Assets                         $ 6,466,880     $ 6,351,974     $ 6,209,730     $ 6,054,998
     Long-Term Debt                       $   937,265     $   932,765     $   926,704     $   917,325
     Partners' Capital                    $ 5,459,056     $ 5,338,640     $ 5,211,911     $ 5,069,808
     Distributions Per Unit               $    -0-        $     13.34     $     18.33     $     20.00

                                          As of           As of           As of           As of
                                          Dec 31, 1994    Dec 31, 1995    Dec 31, 1996    Dec 31, 1997
                                          ------------    ------------    ------------    ------------
     Total Assets                         $  5,973,592    $  5,396,037    $  5,461,547    $  5,335,401
     Long-Term Debt                       $    904,267    $        -0-             -0-             -0-
     Partners' Capital                    $  4,987,790    $  5,304,930    $  5,376,696    $  5,176,225
     Distributions Per Unit               $      20.00    $        -0-           25.00           35.00

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

The cash balance at December 31, 1997 of $490,961 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. It is anticipated that capital resources will increase during the coming year with a corresponding increase in the Registrant's liquidity as the facilities increase in occupancy.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3)  Results of Operations
        ---------------------

The Partnership's three operating facilities and dates opened are as follows:

         Facility                   Date Opened
         --------                   -----------
         Bell Road                  January 1986
         63rd Avenue                December 1986
         Tramway                    September 1987

In 1997 the Registrant's facilities generated $1,105,613 in rental income, nearly identical to 1996. Occupancy figures are summarized as follows:

                   Average Occupancy         High          Low         12/31/97
                   -----------------         ----          ---         --------
Bell Road                     84%             88%          78%            82%
63rd Avenue                   77%             79%          72%            79%
Tramway                       76%             74%          78%            76%

Rental income and occupancies decreased slightly at each of our sites. A mini building boom in storage facilities is partly responsible for the decrease in occupancy rates. Revenues are expected to be similar in 1998 as both demand for and supply of storage space increases.

Expenses relating to property operations were $436,207 in 1997, approximately $43,000 more than 1996. Increased advertising costs and higher property taxes were responsible for the increase. Partnership administration expenses were slightly higher as well for 1997. Expenses in 1998 should be similar to those in prior years.

Net cash generated from operations of $594,398 was used to make the annual distribution and to rebuild cash reserves. As rent increases take effect and the facilities continue to achieve higher occupancies, cash flow will increase accordingly.

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

The Partnership entered into an agreement with Armored Management, LLC to manage the Partnership's self-storage facilities. The terms of the agreement are for one year and shall be renewed on a month-to-month basis unless and until either party terminates the agreement. The agreement provides that the manager shall receive, as compensation for services, the greater of $1000 per month or 6% of the actual gross cash receipts from the prior month for each of the three facilities it manages.

The Partnership entered into an agreement with Armored Management to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and/or coordinating the preparation of periodic regulatory reports and tax related forms. The term of the agreement is for one year and shall continue on a month-to-month basis unless either party terminates the agreement. The agreement provides that Armored Management shall receive a fixed fee of $5000 per month as compensation for its services. Additionally, Armored
Management bills the Partnership for its cost of participation in the annual partnership audit.

(a)      Identification of Directors
         ---------------------------

Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 54, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 44, is a C.P.A. and a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.

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

(d)      Family Relationships
         --------------------
         None

(e)      Legal Proceedings
         -----------------
         None


Item 11. Executive Compensation
         ----------------------

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

                                For the Year Ended:            12/31/97        12/31/96        12/31/95
                                                               --------        --------        --------
Direct expenses relating to administration of the
Partnership which were reimbursed or are to be
reimbursed to the Managing General Partner, or
affiliates thereof                                               $6000             None          $6000

General Partner's distributive share of cash
cash available for distribution                                  $5303(1)         $3788           None

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


Item 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

At December 31, 1997 there was one owner of more than 5% of the voting securities of the Registrant. Public Storage, Inc. 701 Western Avenue, Suite 200, Glendale, CA 91201, owned 1,343 limited partnership units constituting 8.95% of all outstanding units.

At December 31, 1997 Dale D. Ulrich, a member of the managing general partner, owned 172 limited partnership units, constituting less than 1.25% of the outstanding units.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

Item 13. Certain Relationships and Related Transactions
         ----------------------------------------------

During the years ended December 31, 1997, 1996 and 1995 QuestCor received the following compensation:
                                             1997        1996        1995
                                           -------     -------     -------

         Property management               $64,581     $68,426     $63,807
         Partnership administration        $60,000     $54,000     $54,000
         Audit assistance                  $ 5,000     $ 5,000     $ 5,000

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ---------------------------------------------------------------

(a)(1) and (a)(2)  List of Financial Statements and Schedules as a Part of  this
                   -------------------------------------------------------------
                   Report
                   ------

Reports of Independent Certified Public Accountants

FINANCIAL STATEMENTS
         Balance sheet
         Statement of operations
         Statement of changes in partners' equity
         Statement of cash flows
         Notes to financial statements



(a)(3)            List of Exhibits Filed as Part of this Report
                  ---------------------------------------------
                  None

(b)               Reports on Form 8-K
                  -------------------
                  None

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

                                     ARMORED STORAGE INCOME INVESTORS
                                     LIMITED PARTNERSHIP

                                     By: Armored Storage One Limited Partnership

                                     Its: General Partner



Dated:   3/24/98                       By: /s/ Carl R. Spiekerman
       -----------                        --------------------------
                                        Carl R. Spiekerman,
                                        Member, Armored Management L.L.C.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

       Signature                       Title                        Date
       ---------                       -----                        ----


 /s/  Carl R. Spiekerman      for Armored Management, L.L.C.        3/24/98
---------------------------   Managing General Partner of        -------------
 Carl R. Spiekerman           Armored Storage One Limited
                              Partnership, the General
                              Partner of the Registrant

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1997





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

                               TOBACK CPAs, P.C.

To the Partners of
Armored Storage Income Investors
    Limited Partnership
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------

           We have audited the accompanying balance sheets of Armored Storage Income Investors Limited Partnership as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

           In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




TOBACK CPAs, P.C.
Phoenix, Arizona
February 19, 1998

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                          1997          1996
                                                      -----------   -----------
Rental property and equipment:
    Land (Note 3)                                     $ 1,139,828   $ 1,139,828
    Building (Note 3)                                   5,856,762     5,856,762
    Furniture and fixtures (Note 3)                        74,576        74,576
                                                      -----------   -----------
                                                        7,071,166     7,071,166
    Less accumulated depreciation                      (2,244,891)   (2,049,667)
                                                      -----------   -----------
                                                        4,826,275     5,021,499

Cash and cash equivalents                                 490,961       426,865
Accounts receivable, net of allowance
    of $18,000 and 13,018                                  18,000        13,018
Other assets                                                  165           165
                                                      -----------   -----------

       Total assets                                   $ 5,335,401   $ 5,461,547
                                                      ===========   ===========


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses                 $    46,405   $    40,701
Unearned rent                                              46,000        44,150
                                                      -----------   -----------
    Total liabilities                                      92,405        84,851
                                                      -----------   -----------

Commitments (Note 5)

Partners' equity (Note 6):
    General partner                                        66,771        52,244
    Limited partners; 15,000 units outstanding          5,176,225     5,324,452
                                                      -----------   -----------
                                                        5,242,996     5,376,696
                                                      -----------   -----------

       Total liabilities and partners' equity         $ 5,335,401   $ 5,461,547
                                                      ===========   ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                               1997         1996         1995
                                            ----------   ----------   ----------

Rental income                               $1,105,613   $1,118,127   $1,070,463
Interest income                                 18,426        7,084       24,664
                                            ----------   ----------   ----------

                                             1,124,039    1,125,211    1,095,127
                                            ----------   ----------   ----------

Expenses:
    Property operations                        436,207      393,958      406,069
    Partnership administration                  96,005       84,114       87,566
    Depreciation and amortization              195,224      196,585      197,365
    Interest                                      --           --         86,987
                                            ----------   ----------   ----------

                                               727,436      674,657      777,987
                                            ----------   ----------   ----------

Net income                                  $  396,603   $  450,554   $  317,140
                                            ==========   ==========   ==========

Net income allocated to
    general partner                         $   19,830   $   22,528   $   15,857

Net income allocated to
    limited partners                           376,773      428,026      301,283
                                            ----------   ----------   ----------

Net income                                  $  396,603   $  450,554   $  317,140
                                            ==========   ==========   ==========

Net income allocated to limited
    partners per limited
    partnership unit (Note 6)               $    25.11   $    28.54   $    20.08
                                            ==========   ==========   ==========
Distributions per
    limited partnership unit                $    35.00   $    25.00   $     --
                                            ==========   ==========   ==========

Number of limited partnership
    units outstanding                           15,000       15,000       15,000
                                            ==========   ==========   ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                        General       Limited
                                        partner       partners        Total
                                     -----------    -----------    -----------

Balance, December 31, 1994           $    17,647    $ 4,970,143    $ 4,987,790

   Distributions to partners                --             --             --

   Net Income                             15,857        301,283        317,140
                                     -----------    -----------    -----------

Balance, December 31, 1995                33,504      5,271,426      5,304,930

   Distributions to partners              (3,788)      (375,000)      (378,788)

   Net income                             22,528        428,026        450,554
                                     -----------    -----------    -----------

Balance, December 31, 1996                52,244      5,324,452      5,376,696

   Distributions to partners              (5,303)      (525,000)      (530,303)

   Net income                             19,830        376,773        396,603
                                     -----------    -----------    -----------

Balance, December 31, 1997           $    66,771    $ 5,176,225    $ 5,242,996
                                     ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                      1997           1996           1995
                                                  -----------    -----------    -----------
Cash flows from operating activities:
   Cash received from customers                     1,102,481    $ 1,131,350    $ 1,075,200
   Cash paid to suppliers and
      service providers                              (526,508)      (488,885)      (483,484)
   Interest received                                   18,426          7,084         25,723
   Interest paid                                         --             --          (86,987)
                                                  -----------    -----------    -----------

      Net cash provided by
        operating activities                          594,399        649,549        530,452
                                                  -----------    -----------    -----------

Cash flows from investing activities:
   Proceeds from maturities of
      certificates of deposit                            --             --          218,142
   Purchase of rental property and equipment             --             --          (20,950)
                                                  -----------    -----------    -----------

      Net cash provided by investing activities          --             --          197,192
                                                  -----------    -----------    -----------

Cash flows from financing activities:
   Principal payments on
      note payable to bank                               --             --         (904,267)
   Distributions to partners                         (530,303)      (378,788)          --
                                                  -----------    -----------    -----------

      Net cash used in financing activities          (530,303)      (378,788)      (904,267)
                                                  -----------    -----------    -----------

Increase (decrease) in cash
   and cash equivalents                                64,096        270,761       (176,623)

Cash and cash equivalents, beginning                  426,865        156,104        332,727
                                                  -----------    -----------    -----------

Cash and cash equivalents, ending                 $   490,961    $   426,865    $   156,104
                                                  ===========    ===========    ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  1997        1996       1995
                                              ---------   ---------   ---------
Reconciliation of net income to net cash
  provided by operating activities:
    Net income                                $ 396,603   $ 450,554   $ 317,140
    Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation and amortization          195,224     196,585     197,365
         Changes in assets and liabilities:
           Decrease in certificates of
              deposits accrued interest            --          --         1,059
           Decrease (increase)
              in accounts receivable             (4,982)      8,666       5,316
           (Decrease) increase
              in accounts payable
              and accrued expenses                5,704     (10,813)     10,151
           Increase (decrease)
              in unearned rent                    1,850       4,557        (579)
                                              ---------   ---------   ---------

Net cash provided by operating activities     $ 594,399   $ 649,549   $ 530,452
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

 2. Summary of significant accounting policies:

      Rental property and equipment:

      Rental property and equipment are stated at cost. Depreciation is provided on the straight-line method over the following estimated useful lives:

                                                     Years
                                                  -----------
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

 3. Rental property and equipment:

    Rental property and equipment consist of the following:

                                                           1997       1996
                                                       ----------   ----------
            Land:
               Phoenix - Bell Road                     $  214,058   $  214,058
               Phoenix - 63rd Avenue                      606,222      606,222
               Albuquerque - Tramway Boulevard            319,548      319,548
                                                       ----------   ----------
                                                        1,139,828    1,139,828
                                                       ----------   ----------
            Buildings:
               Phoenix - Bell Road                      2,214,474    2,214,474
               Phoenix - 63rd Avenue                    1,810,050    1,810,050
               Albuquerque - Tramway Boulevard          1,832,238    1,832,238
                                                       ----------   ----------
                                                        5,856,762    5,856,762
                                                       ----------   ----------

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 3. Rental property and equipment, continued:
                                                     1997            1996
                                               --------------   -------------
         Furniture and fixtures:
            Phoenix - Bell Road                        32,624          32,624
            Phoenix - 63rd Avenue                      24,853          24,853
            Albuquerque - Tramway Boulevard            17,099          17,099
                                               --------------   -------------
                                                       74,576          74,576
                                               --------------   -------------

                                               $    7,071,166   $   7,071,166
                                               ==============   =============

 4. Note payable, bank:

      During 1995, the note payable, bank, which consisted of a mortgage secured by a deed of trust and assignment of rents on the 63rd Avenue Storage Facility was paid in full. The remaining related loan acquisition costs were also fully amortized during 1995.

 5. Commitments and related party transactions:

      Prior to January 1, 1998, the Partnership had entered into agreements with Chris Cap Corporation dba QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facilities. The agreements provided that the manager receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts from the prior month for each of the three facilities it manages. Effective January 1, 1998, the partnership entered into similar agreements to with Armored Management, L.L.C., the general partner of the Partnership. The term of the agreement is for one year through December 31, 1998 to be renewed on a month-to-month basis unless either party terminates the agreement.

      Prior to January 1, 1998, the  Partnership  also entered into an agreement with QuestCor to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordination of the preparation of periodic regulatory reports and tax related forms. The agreement provided for payment by the Partnership to Questcor of $5,000 per month for 1997 and $4,500 per month for 1996 and 1995 as compensation for its services. Additionally, the Partnership paid QuestCor approximately $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. is also a 50% shareholder of QuestCor. Effective January 1, 1998, the partnership entered into a similar agreement with Armored Management, L.L.C. The term of the agreement is for one year through December 31, 1998 and shall continue on a month-to-month basis unless either party terminates the agreement.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


 5. Commitments and related party transactions, continued:

      The following are the approximate fees paid to QuestCor, Inc. for the years ended December 31, 1997, 1996 and 1995:

                                                1997        1996         1995
                                             ----------  ----------   ----------

              Property management            $   65,500  $   68,000   $   64,000
              Partnership administration         60,000      54,000       54,000
              Audit assistance                    5,000       5,000        5,000

      During the year ended December 31, 1997 and 1995, an affiliate of the General Partner received $6,000, in direct expense reimbursements associated with a market study of the facilities.

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

 7. Partnership administration and property operations:

      Included in partnership administration and property operations are the following expenses:
                                                   1997        1996        1995
                                               ---------   ---------   ---------
          Partnership administration:
              Accounting fees                  $  21,690   $  20,891   $  19,182

          Property operations:
              Advertising                         40,706      15,187      21,900
              Management fees                     65,580      68,426      63,807
              Property taxes                      90,596      78,081      84,239
              Repairs and maintenance             15,110      19,055      24,804
              Utilities                           65,030      59,464      50,143
              Wages and payroll taxes            103,498     100,062      92,173