Form 10-Q
period 1998-03-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1998-05-08
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  March 31, 1998                                                2-95034LA
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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                     March 31,      December 31,
                                                        1998           1997
                                                   -----------      -----------

ASSETS

Property
  Land                                             $ 1,139,828      $ 1,139,828
  Buildings                                          5,856,762        5,856,762
  Furniture and fixtures                                77,515           74,576
                                                   -----------      -----------
                                                     7,074,105        7,071,166
         Less accumulated depreciation              (2,293,891)      (2,244,891)
                                                   -----------      -----------
                                                     4,780,214        4,826,275

Cash and cash equivalents                              605,477          490,961
Other assets                                            18,165           18,165
                                                   -----------      -----------
                                                   $ 5,403,856      $ 5,335,401
                                                   ===========      ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                   $    71,735      $    92,405

Commitments (Note 3)

Partners' capital
  General partner                                       71,227           66,771
  Limited partners                                   5,260,894        5,176,225
                                                   -----------      -----------

                                                   $ 5,403,856      $ 5,335,401
                                                   ===========      ===========






                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                For the Three Months                For the Years
                                       Ended                            Ended
                          -------------------------------   ------------------------------
                          March 31, 1998   March 31, 1997   Dec. 31, 1997    Dec. 31, 1996
                          --------------   --------------   -------------    -------------

Income
  Rental                    $  283,693       $  275,574       $1,105,613       $1,118,273
  Interest                       5,170            2,324           18,426            7,084
                            ----------       ----------       ----------       ----------
                               288,863          277,898        1,124,039        1,125,211
                            ----------       ----------       ----------       ----------


Expenses
  Property Operations          110,697          113,408          436,207          393,958
  Administration                40,041           23,320           96,005           84,114
  Amortization &
   Depreciation                 49,000           49,000          195,224          196,585
                            ----------       ----------       ----------       ----------

                               199,738          185,728          727,436          674,657
                            ----------       ----------       ----------       ----------

Net Income                  $   89,125       $   92,170       $  396,603       $  450,554
                            ==========       ==========       ==========       ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                    For the three months ended
                                                 -------------------------------
                                                 March 31, 1998   March 31, 1997
                                                 --------------   --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                       $ 283,693        $ 275,574
  Cash paid to suppliers                              (171,408)        (142,635)
  Interest received                                      5,170            2,324
                                                     ---------        ---------

  Net cash provided by (used in)
   operating activities                              $ 117,455        $ 135,263
                                                     ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and fixtures                    (2,939)            --
                                                     ---------        ---------
  Net cash provided by (used in)
    Investing activities                             $  (2,939)       $    --
                                                     ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                               --               --
                                                     ---------        ---------
  Net cash used in financing activities                   --               --
                                                     ---------        ---------

 Increase (decrease) in cash                         $ 114,516        $ 135,263

Cash and cash equivalents:
  Beginning                                            490,961          426,865
                                                     ---------        ---------

  Ending                                             $ 605,477        $ 562,128
                                                     ---------        ---------


RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                                  $  89,125        $  92,170
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                        49,000           49,000
   Increase (decrease) in accounts payable             (20,670)          (5,907)
                                                     ---------        ---------

   Net cash provided by (used in)
    operating activities                             $ 117,455        $ 135,263
                                                     =========        =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1998



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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1998




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

         Unaudited financial statements:
                  The financial statement for the three months ended March 31, 1998 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.


NOTE 3. Commitments

         The Partnership has the following commitments:
                  The Partnership entered into agreements with Armored Management, LLC, on January 1, 1998, to manage the Partnership's self-storage facilities. The term of the agreements are for one year and shall be renewed from year to year unless, and until, either party terminates the agreements. The agreements provide that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1998



NOTE 3   Commitments, continued

                  The Partnership also entered into an agreement with Armored Management, LLC for the management of the Partnership's accounting, securities reporting, database and investor relations activities. The term of the agreement is for one year and shall be renewed from year to year unless either party terminates the agreement. The agreement provides for a flat fee of $5,000 per month as compensation for administration services.

                  The Partnership reimburses the General Partner for the costs of goods and materials used by and for the Partnership and administrative services necessary to the operation of the Partnership.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1998


ITEM 2   MANAGEMENT'S DISCUSSIONS AND ANALYSIS
----------------------------------------------


Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $283,693 during the first three months of 1998 compared to $275,574 during the first three months of 1997. Rental income decreased at Bell Road but increased at the other two facilities compared to the prior period.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                          March 31, 1998  March 31, 1997
                                          --------------  --------------
                  Bell Road                     86%             87%
                  63rd Avenue                   75%             70%
                  Tramway                       76%             78%

      Operational expenses through March 31, 1998 were $110,697 compared to $113,408 for 1997. Administrative expenses for 19987 were $40,041 compared to $23,320 for the corresponding period in 1997. The variances in administrative expenses are primarily timing differences.



Liquidity and Capital Resources

      As of March 31, 1998, the Partnership held cash and cash equivalents totaling $605,477 as compared to $562,128 for the corresponding quarter of 1997.

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


                                        ARMORED STORAGE INCOME INVESTORS
                                                  (Registrant)

                                        By: Armored Management L.L.C.
                                            Its General Partner


                                        By:  /s/ Dale D. Ulrich
                                            ------------------------------
                                            Dale D. Ulrich

                                        Its:  Member

                                        Dated: 5/7/98
                                              ----------------------------