Form 10-Q
period 1998-06-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1998-07-31
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  June 30, 1998                                                2-95034LA
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

                                 (602) 230-1656
            --------------------------------------------------------
              (Registrant's telephone number, including area code)

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                       June 30,        June 30,
                                                        1998            1997
                                                        ----            ----
ASSETS

Property
  Land                                                $1,139,828      $1,139,828
  Buildings                                            5,856,762       5,856,762
  Furniture and fixtures                                  86,390          74,576
                                                      ----------      ----------
                                                       7,082,980       7,071,166
         Less accumulated depreciation                 2,343,891       2,147,667
                                                      ----------      ----------
                                                       4,739,089       4,923,499

Cash and cash equivalents                                780,630         709,593
Other assets                                              18,165          13,183
                                                      ----------      ----------
                                                      $5,537,884      $5,646,275
                                                      ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      $   95,898      $   86,184

Commitments (Note 3)

Partners' capital
  General partner                                     $   76,720      $   61,414
  Limited partners                                     5,365,266       5,498.677
                                                      ----------      ----------

                                                      $5,537,884      $5,646,275
                                                      ==========      ==========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                      For the Six Months       For the Years
                                            Ended                  Ended
                                 ------------------------  ---------------------
                                 June 30,     June 30,     Dec. 31,     Dec. 31,
                                   1998         1997        1997          1996
                                   ----         ----        ----          ----
Income
  Rental                        $ 559,002   $  550,772   $1,105,613   $1,118,127
  Interest                         11,917        8,186       18,426        7,084
                                ---------   ----------   ----------   ----------
                                  570,919      558,958    1,124,039    1,125,211
                                ---------   ----------   ----------   ----------
Expenses
  Property Operations             214,663      212,413      436,207      393,958
  Administration                   58,266       65,150       96,005       84,114
  Amortization &
   Depreciation                    99,000       98,000      195,224      196,585
                                ---------   ----------   ----------   ----------

                                  371,929      375,563      727,436      674,657
                                ---------   ----------   ----------   ----------

Net Income                      $ 198,990   $  183,395   $  396,603   $  450,554
                                =========   ==========   ==========   ==========



                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     For the six months ended
                                                   ----------------------------
                                                   June 30, 1998  June 30, 1997
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                      $ 559,002      $ 550,772
  Cash paid to suppliers                             (269,436)      (276,230)
  Interest received                                    11,917          8,186
                                                    ---------      ---------
  Net cash provided by (used in)
   operating activities                             $ 301,483      $ 282,728
                                                    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital improvements                              $ (11,814)     $      --
                                                    ---------      ---------
  Net cash used in investing activities               (11,814)            --
                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash used in financing activities                    --             --
                                                    ---------      ---------

 Increase (decrease) in cash                        $ 289,669      $ 282,728

Cash and cash equivalents:
  Beginning                                           490,961        426,865
                                                    ---------      ---------

  Ending                                            $ 780,630      $ 709,593
                                                    ---------      ---------
RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                        $ 198,990      $ 183,395
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                       99,000         98,000
   Increase (decrease) in accounts payable              3,493          1,333
                                                    ---------      ---------

   Net cash provided by operating activities        $ 301,483      $ 282,720
                                                    =========      =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1998

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1998

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

      Unaudited financial statements:
               The financial statement for the six months ended June 30, 1998 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.

NOTE 3. Commitments

               The Partnership has the following commitments:

               The Partnership entered into agreements with Armored Management LLC, on January 1, 1998, to manage the Partnership's self-storage facilities. The term of the agreements are for one year and shall be renewed from year to year unless, and until, either party terminates the agreements. The agreements provide that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1998


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 June 30, 19987


ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS

Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $559,002 during the first six months of 1998 compared to $550,772 during the first six months of 1997.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                           June 30, 1998         June 30, 1997
                           ----------------      -------------
         Bell Road             90%                    88%
         63rd Avenue           77%                    72%
         Tramway               65%                    78%

      Operational expenses through June 30, 1998 were $214,663 compared to $212,413 for 1997. Administrative expenses for 1998 were $58,266 compared to $65,150 for the corresponding period in 1997.


Liquidity and Capital Resources

      As of June 30, 1998, the Partnership held cash and cash equivalents totaling $780,630 as compared to $709,593 for the corresponding quarter of 1997.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                     PART II

                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS:

        Not applicable.

ITEM 2: CHANGES IN SECURITIES:

        Not applicable.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES:

        Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

        Not applicable.

ITEM 5: OTHER INFORMATION:

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


                                         ARMORED STORAGE INCOME INVESTORS
                                                   (Registrant)

                                         By: Armored Management L.L.C.
                                         Its General Partner


                                         By: /s/ Dale D. Ulrich
                                            ---------------------------
                                            Dale D. Ulrich

                                         Its:  Member

                                         Dated: 7/30/98
                                               ------------------------