Form 10-Q
period 1998-09-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1998-11-09
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1998                                              2-95034LA
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


                        3839 North 3rd Street, Suite 108
                             Phoenix, Arizona 85012
             ------------------------------------------------------
            (Address of and zip code of principal executive offices)


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

                        Yes  [X]    No   [ ]

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership


                                     PART I

                              FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS                                            PAGE
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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                September 30,      September 30,
                                                    1998               1997
                                                -------------      -------------
ASSETS

Property
  Land                                           $1,139,828         $1,139,828
  Buildings                                       5,856,761          5,856,761
  Furniture and fixtures                             99,942             74,576
                                                 ----------         ----------
                                                  7,096,531          7,071,165
    Less accumulated depreciation                 2,393,891          2,196,667
                                                 ----------         ----------
                                                  4,702,640          4,874,498

Cash and cash equivalents                           344,119            369,189
Other assets                                         18,165             13,183
                                                 ----------         ----------
                                                 $5,064,924         $5,256,870
                                                 ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                    149,754            104,885

Commitments (Note 3)

Partners' capital
  General partner                                $   80,377         $   62,221
  Limited partners                                4,834,793          5,089,764
                                                 ----------         ----------

                                                 $5,064,924         $5,256,870
                                                 ==========         ==========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                              For the Nine Months            For the Years
                                    Ended                       Ended
                           -----------------------     -------------------------
                           Sept. 30,     Sept. 30,       Dec. 31,      Dec. 31,
                             1998          1997           1997           1996
                           --------     ----------     ----------     ----------
Income
  Rental                   $835,217     $  832,660     $1,105,613     $1,118,127
  Interest                   18,192         15,079         18,426          7,084
                           --------     ----------     ----------     ----------
                            853,409        847,739      1,124,039      1,125,211
                           --------     ----------     ----------     ----------

Expenses
  Property Operations       358,040        314,370        436,207        393,958
  Administration             74,194         80,776         96,005         84,114
  Amortization &
   Depreciation             149,000        147,000        195,224        196,585
                           --------     ----------     ----------     ----------

                            581,234        542,146        727,436        674,657
                           --------     ----------     ----------     ----------

Net Income (loss)          $272,175     $  305,593     $  396,603     $  450,554
                           ========     ==========     ==========     ==========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                  For the nine months ended
                                              ---------------------------------
                                              Sept. 30, 1998     Sept. 30, 1997
                                              --------------     --------------


CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                  $ 835,217           $ 832,660
  Cash paid to suppliers                         (374,885)           (375,112)
  Interest received                                18,192              15,079
                                                ---------           ---------
  Net cash provided by
   operating activities                         $ 478,524           $ 472,627
                                                ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                           (25,366)                 --
                                                ---------           ---------
  Net cash provided by (used in)
    Investing activities                        $ (25,366)          $      --
                                                ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                      (600,000)           (530,303)
                                                ---------           ---------
  Net cash used in financing activities          (600,000)           (530,303)
                                                ---------           ---------

 Increase (decrease) in cash                    $(146,842)          $ (57,676)

Cash and cash equivalents:
  Beginning                                       490,961             426,865
                                                ---------           ---------

  Ending                                        $ 344,119           $ 369,189
                                                =========           ---------
RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                    $ 272,175           $ 305,593
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                149,000             147,000
     Increase (decrease) in accounts payable       57,349              20,034
                                                ---------           ---------
   Net cash provided by
    operating activities                        $ 478,524           $ 472,627
                                                =========           =========


                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1998


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1998

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

      Unaudited financial statements:
            The financial statement for the nine months ended September 30, 1998 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.

NOTE 3. Commitments

            The Partnership has the following commitments:

            The Partnership entered into agreements with Armored Management, LLC on January 1, 1998, to manage the Partnership's self-storage facilities. The term of the agreements are for one year and shall be renewed from year to year unless, and until, either party terminates the agreements. The agreements provide that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1998

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

ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS

Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $835,217 during the first nine months of 1998 compared to $832,660 during the first nine months of 1997. Revenue dropped slightly at Bell Road but the decrease was offset by gains at the other two facilities.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                  Sept. 30, 1998            Sept. 30, 1997
                                  --------------            --------------
            Bell Road                  85%                       85%
            63rd Avenue                81%                       73%
            Tramway                    79%                       78%

      Operational expenses through September 30, 1998 were $358,040 compared to $314,370 for 1997. Increased property tax assessments were the primary cause of the increase. Administrative expenses for 1998 were $74,194 compared to $80,776 for the corresponding period in 1997.


Liquidity and Capital Resources

      As of September 30, 1998, the Partnership held cash and cash equivalents totaling $344,119 as compared to $369,189 for the corresponding quarter of 1997.

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


                                     ARMORED STORAGE INCOME INVESTORS
                                             (Registrant)

                                     By: Armored Management L.L.C.
                                         Its General Partner


                                     By: /s/ Dale D. Ulrich
                                        ------------------------------
                                             Dale D. Ulrich

                                     Its:  Member

                                     Dated: 11/5/98
                                          ----------------------------