Form 10-K405
period 1998-12-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1999-03-31
CIK 760719

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from___________________ to _______________________

    Commission file number:  2-95034LA

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                        (An Arizona Limited Partnership)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Arizona                                        86-0503193
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

4425 N. 24th St., Ste. 225, Phoenix, Arizona                     85016
--------------------------------------------                   ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

As of March 1, 1999, 15,000 Limited Partnership Units were outstanding. Such Limited Partnership Units were sold at $500 per Unit. However, no market for the Limited Partnership Units of the Registrant exists and therefore the aggregate market value of the Units held by non-affiliates of the Registrant is not determinable.

                      DOCUMENTS INCORPORATED BY REFERENCE
The Registrant's Prospectus dated March 9, 1985 filed pursuant to Rule 424 (c) under the Securities Act of 1933 as amended is incorporated by reference into Parts I, II and III of this report pursuant to Rule 12b-23 under the Securities Exchange Act of 1934.

                                     PART I

ITEM 1. BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS

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

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Registrant operates in only one industry segment, the acquisition, development, operation and holding for investment of self-storage facilities. Information relating to the Registrant's revenues, operating profit and identifiable assets attributable thereto for the fiscal year ended December 31, 1998 is set forth under Item 8 below.

(c) NARRATIVE DESCRIPTION OF BUSINESS

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

GENERAL RISKS OF REAL ESTATE OWNERSHIP.
The Registrant's investments are subject to the risks generally incident to the ownership of real property. These risks include the uncertainty of cash flow to meet fixed obligations, adverse changes in national economic conditions, changes in the relative demand for space in the locale of the facility (and thus the relative price which can be charged), adverse local market conditions due to changes in general or local economic conditions or neighborhood values, changes in interest rates and in the availability, cost and terms of mortgage funds, the financial condition of tenants and sellers of properties, changes in real estate tax rates and other operating expenses, increased maintenance costs as a result of the aging of facilities, governmental rules and fiscal policies including possible proposals for rent controls, as well as acts of God, uninsured losses and other factors.

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

BELL ROAD, PHOENIX, ARIZONA
The Partnership owns a three-story enclosed self-storage facility at 1025 E. Bell Road, Phoenix, Arizona ("Bell Road"). This facility consists of approximately 81,500 gross square feet, built on 1.5 acres of land. The storage facility includes 807 indoor spaces, 54 safety deposit boxes, and 114 mail boxes. The property was acquired from an affiliate of the General Partner at a cost of $2,249,632 of which $2,049,632 was allocated for the building, and $200,000 allocated for the land. The purchase price represented the affiliate's cost in the land and improvements. The facility was acquired in November 1985 while still in the developmental stage and became operational in January 1986. As of February 28, 1999, the facility had an occupancy level of 69%.

63RD AVENUE AND MCDOWELL
The Partnership owns a self-storage facility at 63rd Avenue and McDowell Road in Phoenix, Arizona ("63rd Avenue"). This facility consists of 76,325 gross square feet of rentable space consisting of eight separate single level buildings built on 3.9 acres of land. A two-story building houses the office and the manager's apartment. The Registrant acquired the facility in December 1986 for a purchase price of $2,300,000. As of February 28, 1999, the facility had an occupancy level of 83%.

TRAMWAY - ALBUQUERQUE, NEW MEXICO
The Partnership owns a three-story enclosed facility located at 12920 Indian School Road, at the intersection of Tramway Boulevard in Albuquerque, New Mexico ("Tramway"). This facility consists of approximately 82,000 gross square feet, built on 1.2 acres of land. The Partnership purchased the undeveloped property from an affiliate of the General Partner in October 1985 for a purchase price of $298,566, which represented the affiliate's cost in the land. Construction of the facility was completed in September 1987 at a cost of approximately $1,691,501. As of February 28, 1999, the facility had an occupancy level of 80%.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

(a) MARKET INFORMATION. No market for Limited Partnership Units exists or is expected to develop.

(b) HOLDERS. The approximate number of holders of the Registrant's Limited Partnership Units as of the close of business on December 31, 1998 was 991.

(c) DIVIDENDS. During the years ended December 31, 1993 through 1994, and 1996 through 1998 the Partnership made distributions of cash to the Limited
     Partners. No distributions were made in 1995. The source of the distributions were as follows:

                           1993      1994    1995     1996      1997      1998
                         --------  --------  -----  --------  --------  --------

From net income          $152,881  $209,961  $ -0-  $375,000  $376,773  $347,613
From partners' capital    147,119    90,039    -0-       -0-   148,227   252,387
                         --------  --------  -----  --------  --------  --------
                         $300,000  $300,000  $ -0-  $375,000  $525,000  $600,000
                         --------  --------  -----  --------  --------  --------

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

                                              For the Period
                          ------------------------------------------------------
                          Jan. 1, 1991  Jan. 1, 1992  Jan. 1, 1993  Jan. 1, 1994
Statement of                  Thru          Thru          Thru         Thru
Income Information:       Dec 31, 1991  Dec 31, 1992  Dec 31, 1993  Dec 31, 1994
                          ------------  ------------  ------------  ------------

Total Revenues              $ 832,283    $  896,654    $  898,749    $  976,287
Net Income (Loss)           $  81,394    $  151,204    $  160,927    $  221,012
Net Income (Loss) Per
 Limited Partnership Unit   $    5.15    $     9.58    $    10.19    $    14.00


                          Jan  1, 1995  Jan  1, 1996  Jan  1, 1997  Jan  1, 1998
Statement of                  Thru          Thru          Thru          Thru
Income Information:       Dec 31, 1995  Dec 31, 1996  Dec 31, 1997  Dec 31, 1998
                          ------------  ------------  ------------  ------------

Total Revenues              $ 1095,127   $ 1125,211    $ 1124,039    $ 1110,393
Net Income (Loss)           $  317,140   $  450,554    $  396,603    $  365,909
Net Income (Loss) Per
Limited Partnership Unit    $    20.08   $    28.54    $    25.11    $    23.17

Balance Sheet                 As of         As of         As of         As of
Information:              Dec 31, 1991  Dec 31, 1992  Dec 31, 1993  Dec 31, 1994
                          ------------  ------------  ------------  ------------

Total Assets               $6,351,974    $6,209,730    $6,054,998    $5,973,592
Long-Term Debt             $  932,765    $  936,705    $  917,325    $  904,267
Partners' Capital          $5,338,640    $5,211,911    $5,069,808    $4,987,790
Distributions Per Unit     $    13.34    $    18.33    $    20.00    $    20.00

Balance Sheet                 As of         As of         As of         As of
Information:              Dec 31, 1991  Dec 31, 1992  Dec 31, 1993  Dec 31, 1994
                          ------------  ------------  ------------  ------------

Total Assets               $5,396,037    $5,461,547    $5,335,401    $5,094,010
Long-Term Debt             $      -0-    $      -0-    $      -0-    $      -0-
Partners' Capital          $5,304,930    $5,376,696    $5,242,996    $5,002,845
Distributions Per Unit     $      -0-    $    25.00    $    35.00    $    40.00

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(a)(1) and (a)(2) LIQUIDITY AND CAPITAL RESOURCES

The Registrant was organized in December 1984 and its offering of Limited Partnership Units was declared effective March 8, 1985. The entire offering of $7,500,000 was sold during the offering period.

The cash balance at December 31, 1998 of $417,035 will be used primarily as working capital reserves and, when appropriate, for distributions to the Limited Partners. Increases in capital resources and corresponding increases in the Registrant's liquidity are dependant upon the registrant's ability to increase rental income. See below for further discussion.

The registrant has acquired and developed all of its properties, therefore, no significant additional outlays of funds are expected beyond those items already budgeted.

(a)(3) RESULTS OF OPERATIONS

The Partnership's three operating facilities and dates opened are as follows:

       Facility            Date Opened
       --------            -----------
       Bell Road           January 1986
       63rd Avenue         December 1986
       Tramway             September 1987

In 1998 the Registrant's facilities generated $1,089,040 in rental income, nearly identical to 1997. Occupancy figures are summarized as follows:

               Average Occupancy     High      Low     12/31/98
               -----------------     ----      ---     --------
Bell Road              81%            89%      74%        74%
63rd Avenue            77%            80%      72%        79%
Tramway                77%            80%      74%        78%

More recent occupancy data is found in Item 2.

Rental income and occupancies decreased slightly at each of our sites. A mini building boom in storage facilities is partly responsible for the decrease in occupancy rates. Management is performing due diligence at each facility to determine where rents can be raised, where additional marketing is necessary, and what other steps can be taken to increase rental revenues. Revenues are expected to be similar in 1999 as both demand for and supply of storage space increases.

Expenses relating to property operations were $454,890 in 1998, approximately $18,000 more than 1997. Higher property taxes were responsible for the increase. Partnership administration expenses for 1998 were slightly less than 1997. Expenses in 1999 should be similar to those in prior years.

Net cash generated from operations of $565,578 was used to make the annual distribution and to rebuild cash reserves. Should management be successful in reversing the recent trend of decreasing rental income cash flow generated from operations should increase accordingly.

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

The Company's Assessment of its Year 2000 issues is complete. The Company has determined that there is likely to be no material adverse consequence of Year 2000 issues on the Company's business, results of operations, or financial condition. The Company has few information technology or non-information technology aspects which may be affected by Year 2000; those that may be affected are the computing system used to administer operations. Investigation and queries of the software and hardware supplier's have determined by written statements or other assurances that they are Year 2000 compliant. The Company has no major supplier, vendor, or customers which is likely to materially affect the Company if it is affected by the Year 2000 problem. The Company has determined that it is at little risk of material disruption of its business due to Year 2000 issues.

In the event the computing system fails, the company will purchase and replace the necessary hardware and software for critical systems and contact the software and hardware suppliers to replace, at their cost, the failed components for remaining computers. Costs for Year 2000 compliance have been for investigation only and no remedial actions have or have been taken. The costs have been minimal and are not material to the financial condition of the Company. Moreover, it is not expected that any remedial action will be necessary or appropriate.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Index to Financial Statements and Schedules attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

(a) IDENTIFICATION OF DIRECTORS
Carl R.  Spiekerman  and Dale D.  Ulrich  are the  managing  members  of Armored
Management L.L.C. Mr. Spiekerman, 55, is the sole shareholder and Chief Executive Officer of The Environmental Group, Inc., a Phoenix based real estate development firm. Mr. Spiekerman holds a Bachelor's Degree from the University of Puget Sound, Tacoma, Washington, and a Master's Degree from the University of Washington. Mr. Ulrich, 45, is a C.P.A. and a panel trustee for the District of Arizona Bankruptcy Court and former president of the Arizona Society of CPA's. Mr. Ulrich graduated from Marquette University, Milwaukee, Wisconsin.

(b) IDENTIFICATION OF EXECUTIVE OFFICERS

    None

(c) SIGNIFICANT EMPLOYEES

    None

(d) FAMILY RELATIONSHIPS

    None

(e) LEGAL PROCEEDINGS

    None

ITEM 11. EXECUTIVE COMPENSATION

The General Partner, and its affiliates, earned fees, commissions, and expense reimbursements, as permitted in the Limited Partnership Agreement, as follows:

For the Year Ended:                           12/31/98     12/31/97     12/31/96
                                              --------     --------     --------
Direct expenses relating to administration
of the Partnership which were reimbursed or
are to be reimbursed to the Managing General
Partner, or affiliates thereof                  None         $6000         None

General Partner's distributive share of cash
cash available for distribution                $6060(1)      $5303         $3788

Real estate commission upon the sale of
Partnership property payable to the
General Partner                                 None(2)      None          None

General Partner's share of sale or
refinancing proceeds                            None(3)      None          None

The foregoing discussion of executive compensation is complete and accurate to the best knowledge of the registrant's management. The registrant pays no salaries or bonuses and has no stock options or restricted stock. Moreover, the registrant has no pension plans or long term incentive plans. Registrant has no employment agreements.

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

(3)Sale or refinancing proceeds will be distributed to Limited Partners in accordance with their Capital Accounts in an amount equal to their Adjusted Capital Contributions, then to the Limited Partners in an amount, if any, by which actual Distributions of Cash Available for Distribution were less than the preferred 10% return, then to the General Partner, a subordinated unpaid 5% of Cash Available for Distribution, and the remaining 85% to the Limited Partners, and 15% to the General Partner.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

At December 31, 1998 there was one owner of more than 5% of the voting securities of the Registrant. Public Storage, Inc. 701 Western Avenue, Suite 200, Glendale, CA 91201, owned 1,343 limited partnership units constituting 8.95% of all outstanding units.

At December 31, 1998 Dale D. Ulrich, a member of the managing general partner, owned 229 limited partnership units, constituting 1.5% of the outstanding units.

There are no arrangements known to the Registrant, the operation of which may, at a subsequent date, result in a change in control of the Registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 1998 Armored Management LLC received $64,861 in property management fees, $60,000 for partnership administration, and $5,000 for assistance in the annual audit.

During the years ended December 31, 1997 and 1996 QuestCor, an affiliate of the General Partner, received the following compensation:

                                              1997        1996
                                             -------     -------
         Property management                 $64,581     $65,580
         Partnership administration          $60,000     $54,000
         Audit assistance                    $ 5,000     $ 5,000

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (a)(2) LIST OF FINANCIAL STATEMENTS AND SCHEDULES AS A PART OF THIS
                  REPORT

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

                                    ARMORED STORAGE INCOME INVESTORS
                                    LIMITED PARTNERSHIP

                                    By:  Armored Storage One Limited Partnership

                                    Its: General Partner



Dated: 3/25/99                      By: /s/ Carl R. Spiekerman
                                    --------------------------------------------
                                        Carl R. Spiekerman,
                                        Member, Armored Management L.L.C.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity on the date indicated.

     SIGNATURE                     TITLE                         DATE

/s/ Carl R. Spiekerman     for Armored Management, L.L.C.       3/25/99
----------------------     Managing General Partner of      ----------------
  Carl R. Spiekerman       Armored Storage One Limited
                           Partnership, the General
                           Partner of the Registrant

                       [LETTERHEAD OF TOBACK CPAs, P.C.]

To the Partners of
Armored Storage Income Investors
  Limited Partnership
Phoenix, Arizona


                          INDEPENDENT AUDITOR'S REPORT

     We have audited the accompanying balance sheets of Armored Storage Income Investors Limited Partnership as of December 31, 1998 and 1997 and the related statements of operations, changes in partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Armored Storage Income Investors Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                  /s/ Toback CPAs, P.C.

TOBACK CPAs, P.C.
Phoenix, Arizona
January 27, 1999

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997

                                     ASSETS

                                                       1998             1997
                                                       ----             ----
Rental property and equipment:
    Land (Note 3)                                  $ 1,139,828      $ 1,139,828
    Building (Note 3)                                5,856,762        5,856,762
    Furniture and fixtures (Note 3)                    108,020           74,576
                                                   -----------      -----------
                                                     7,104,610        7,071,166
    Less accumulated depreciation                   (2,442,800)      (2,244,891)
                                                   -----------      -----------
                                                     4,661,810        4,826,275

Cash and cash equivalents                              417,035          490,961
Accounts receivable, net of allowance
    of $15,000 and 18,000                               15,000           18,000
Other assets                                               165              165
                                                   -----------      -----------
    Total assets                                   $ 5,094,010      $ 5,335,401
                                                   ===========      ===========

LIABILITIES AND PARTNERS' EQUITY

Accounts payable and accrued expenses              $    46,165      $    46,405
Unearned rent                                           45,000           46,000
                                                   -----------      -----------
    Total liabilities                                   91,165           92,405
                                                   -----------      -----------
Commitments (Note 4)

Partners' equity (Note 5):
    General partner                                     79,007           66,771
    Limited partners; 15,000 units outstanding       4,923,838        5,176,225
                                                   -----------      -----------
                                                     5,002,845        5,242,996
                                                   -----------      -----------
    Total liabilities and partners' equity         $ 5,094,010      $ 5,335,401
                                                   ===========      ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                             1998          1997          1996
                                          ----------    ----------    ----------
Rental income                             $1,089,040    $1,105,613    $1,118,127
Interest income                               21,353        18,426         7,084
                                          ----------    ----------    ----------
                                           1,110,393     1,124,039     1,125,211
                                          ----------    ----------    ----------
Expenses:
    Property operations                      454,890       436,207       393,958
    Partnership administration                91,685        96,005        84,114
    Depreciation and amortization            197,909       195,224       196,585
                                          ----------    ----------    ----------
                                             744,484       727,436       674,657
                                          ----------    ----------    ----------
Net income                                $  365,909    $  396,603    $  450,554
                                          ==========    ==========    ==========

Net income allocated to general partner   $   18,296    $   19,830    $   22,528

Net income allocated to limited partners     347,613       376,773       428,026
                                          ----------    ----------    ----------
Net income                                $  365,909    $  396,603    $  450,554
                                          ==========    ==========    ==========
Net income allocated to limited
    partners per limited
    partnership unit (Note 5)             $    23.17    $    25.11    $    28.54
                                          ==========    ==========    ==========
Distributions per
    limited partnership unit              $    40.00    $    35.00    $    25.00
                                          ==========    ==========    ==========
Number of limited partnership
    units outstanding                         15,000        15,000        15,000
                                          ==========    ==========    ==========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                        General        Limited
                                        partner        partners         Total
                                        -------        --------         -----

Balance, December 31, 1995             $ 33,504     $ 5,271,426     $ 5,304,930

   Distributions to partners             (3,778)       (375,000)       (378,788)

   Net Income                            22,528         428,026         450,554
                                       --------     -----------     -----------

Balance, December 31, 1996               52,244       5,324,452       5,376,696

   Distributions to partners             (5,303)       (525,000)

   Net income                            19,830         376,773         396,603
                                       --------     -----------     -----------

Balance, December 31, 1997               66,771       5,176,225       5,242,996

   Distributions to partners             (6,060)       (600,000)

   Net income                            18,296         347,613         365,909
                                       --------     -----------     -----------
Balance, December 31, 1998             $ 79,007     $ 4,923,838     $ 5,002,845
                                       ========     ===========     ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                            1998          1997         1996
                                            ----          ----         ----
Cash flows from operating activities:
   Cash received from customers         $ 1,091,040   $ 1,102,481   $ 1,131,350
   Cash paid to suppliers and
   service providers                       (546,815)     (526,508)     (488,885)
   Interest received                         21,353        18,426         7,084
                                        -----------   -----------   -----------
   Net cash provided by
   operating activities                     565,578       594,399       649,549
                                        -----------   -----------   -----------
Cash flows from investing
  activities:
    Purchase of rental property
      and equipment                         (33,444)           --            --
                                        -----------   -----------   -----------
   Net cash provided used in
     investing activities                   (33,444)           --            --
                                        -----------   -----------   -----------
Cash flows from financing activities:
   Distributions to partners               (606,060)     (530,303)     (378,788)
                                        -----------   -----------   -----------
   Net cash used in financing
     activities                            (606,060)     (530,303)     (378,788)
                                        -----------   -----------   -----------
(Decrease) increase in cash
   and cash equivalents                     (73,926)       64,096       270,761

Cash and cash equivalents, beginning        490,961       426,865       156,104
                                        -----------   -----------   -----------
Cash and cash equivalents, ending       $   417,035   $   490,961   $   426,865
                                        ===========   ===========   ===========

                          The accompanying notes are an
                  integral part of these financial statements.

                        ARMORED STORAGE INCOME INVESTORS
                               LIMITED PARTNERSHIP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                               1998         1997         1996
                                               ----         ----         ----
Reconciliation of net income to net
  cash provided by operating activities:
   Net income                               $ 365,909    $ 396,603    $ 450,554
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Depreciation and amortization              197,909      195,224      196,585
   Changes in assets and liabilities:
     Decrease (increase)
       in accounts receivable                   3,000       (4,982)       8,666
   (Decrease) increase
     in accounts payable
     and accrued expenses                        (240)       5,704      (10,813)
   (Decrease) increase in unearned
     rent                                      (1,000)       1,850        4,557
                                            ---------    ---------    ---------
Net cash provided by operating activities   $ 565,578    $ 594,399    $ 649,549
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

    Income taxes:

    The Partnership does not record a provision for income taxes as any income or loss from the partnership is recognized by the individual partners for tax reporting purposes. Differences between tax bases and reported amounts of the Partnership assets and liabilities related to a difference in accumulated depreciation of approximately $600,000 at December 31, 1998 and capitalized syndication costs for tax purposes of approximately $960,000.

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

 3. Rental property and equipment:

    Rental property and equipment consist of the following:

                                                1998          1997
                                                ----          ----
    Land:
    Phoenix - Bell Road                      $  214,058   $  214,058
    Phoenix - 63rd Avenue                       606,222      606,222
    Albuquerque - Tramway Boulevard             319,548      319,548
                                             ----------   ----------
                                              1,139,828    1,139,828
                                             ----------   ----------
    Buildings:
    Phoenix - Bell Road                       2,214,474    2,214,474
    Phoenix - 63rd Avenue                     1,810,050    1,810,050
    Albuquerque - Tramway Boulevard           1,832,238    1,832,238
                                             ----------   ----------
                                              5,856,762    5,856,762
                                             ----------   ----------
    Furniture and fixtures:
    Phoenix - Bell Road                          44,438       32,624
    Phoenix - 63rd Avenue                        38,404       24,853
    Albuquerque - Tramway Boulevard              25,178       17,099
                                             ----------   ----------
                                                108,020       74,576
                                             ----------   ----------
                                             $7,104,610   $7,071,166
                                             ==========   ==========

 4. Commitments and related party transactions:

    Prior to January 1, 1998, the Partnership had entered into agreements with Chris Cap Corporation dba QuestCor, Inc. (QuestCor) to manage the Partnership's self-storage facilities. The agreements provided that the manager receive, as compensation for services, the greater of $1,000 per month or 6% of the gross cash receipts for each of the three facilities it manages. Effective January 1, 1998, the partnership entered into an agreement with similar terms with Armored Management, L.L.C. The term of the agreement is for one year through December 31, 1998.

    Prior to January 1, 1998, the Partnership operated under an agreement with QuestCor to provide administrative services to the Partnership, such as investor relations, database management (including data processing of investor subscriptions, fund distributions, ownership changes, and subscription input), accounting, preparation and coordination of the preparation of periodic regulatory reports and tax related forms. The agreement provided for payment by the Partnership to Questcor of $5,000 per month for 1997 and $4,500 per month for 1996 as compensation for its services. Additionally, the Partnership paid QuestCor approximately $5,000 per year for providing assistance in the annual Partnership audit. A 50% member of Armored Management, L.L.C. was a 50% shareholder of QuestCor. Effective January 1, 1998, the partnership entered into a similar agreement with Armored Management, L.L.C. The term of the agreement is for one year through December 31, 1998 and shall continue on a month-to-month basis unless either party terminates the agreement.

    The following are the approximate fees paid to the related management companies for the years ended December 31, 1998, 1997 and 1996:

                                           1998        1997       1996
                                           ----        ----       ----
          Property management            $65,000     $65,500     $68,000
          Partnership administration      60,000      60,000      54,000
          Audit assistance                 5,000       5,000       5,000

    During the year ended December 31, 1997, an affiliate of the General Partner received $6,000, in direct expense reimbursements associated with a market study of the facilities.

 5. Partners' equity:

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

6. Partnership administration and property operations:

    Included in partnership administration and property operations are the following expenses:

                                         1998           1997           1996
                                         ----           ----           ----
     Partnership administration:
         Accounting fees               $ 21,370       $ 21,690       $ 20,891

     Property operations:
         Advertising                     22,403         40,706         15,187
         Management fees                 64,861         65,580         68,426
         Property taxes                 110,386         90,596         78,081
         Repairs and maintenance         35,320         15,110         19,055
         Utilities                       59,303         65,030         59,464
         Wages and payroll taxes        108,508        103,498        100,062

 7. Impact of year 2000 (unaudited):

     The Company's assessment of its Year 2000 issues is complete. The Company has determined that there is likely to be no material adverse consequence of Year 2000 issues on the Company's business, results of operations, or financial condition. The Company has few information technology or non-information technology aspects which may be affect by Year 2000; those that may be affected are the computing system used to administer operations. Investigation and queries of the software and hardware suppliers have determined by written statements or other assurances that they are Year 2000 compliant. The Company has no major supplier, vendor, or customers which is likely to materially affect the Company if it is affected by the Year 2000 problem. The Company has determined that it is at little risk of material disruption of its business due to Year 2000 issues.

     In the event the computing system fails, the Company will purchase and replace the necessary hardware and software for critical systems and contact the software and hardware suppliers to replace, at their cost, the failed components for remaining computers. Costs for the Year 2000 compliance have been for investigation only and no remedial actions have or will be taken. The costs have been minimal and are not material to the financial condition of the Company.