Form 10-Q
period 1999-03-31
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1999-05-12
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
  MARCH 31, 1999                                                 2-95034LA
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


                        4425 North 24th Street, Suite 225
                             PHOENIX, ARIZONA 85016
            --------------------------------------------------------
            (Address of and zip code of principal executive offices)

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                            March 31,           December 31,
                                              1999                   1998
                                         -----------            -----------

ASSETS

Property
  Land                                   $ 1,139,828            $ 1,139,828
  Buildings                                5,856,762              5,856,762
  Furniture and fixtures                     108,020                108,020
                                         -----------            -----------
                                           7,104,610              7,104,610
         Less accumulated depreciation    (2,492,300)            (2,442,800)
                                         -----------            -----------
                                           4,612,310              4,661,810

Cash and cash equivalents                    502,745                417,035
Other assets                                  15,165                 15,165
                                         -----------            -----------
                                         $ 5,130,220            $ 5,094,010
                                         ===========            ===========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                         $    73,400            $    91,165

Commitments (Note 3)

Partners' capital
  General partner                             81,706                 79,007
  Limited partners                         4,975,114              4,923,838
                                         -----------            -----------

                                         $ 5,130,220            $ 5,094,010
                                         ===========            ===========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                         For the Three Months          For the Years
                                ENDED                      ENDED
                         ----------------------   -----------------------
                          March 31,   March 31,     Dec. 31,     Dec. 31,
                            1999        1998         1998         1997
                         ----------  ----------   ----------   ----------

Income
  Rental                 $  261,214  $  283,693   $1,089,040   $1,105,613
  Interest                    3,450       5,170       21,353       18,426
                         ----------  ----------   ----------   ----------
                            264,664     288,863    1,110,393    1,124,039
                         ----------  ----------   ----------   ----------


Expenses
  Property Operations       117,382     110,697      454,890      436,207
  Administration             43,807      40,041       91,685       97,005
  Amortization &
   Depreciation              49,500      49,000      197,909      195,224
                         ----------  ----------   ----------   ----------

                            210,689     199,738      744,484      727,436
                         ----------  ----------   ----------   ----------

Net Income               $   53,975  $   89,125   $  365,909   $  396,603
                         ==========  ==========   ==========   ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                            FOR THE THREE MONTHS  ENDED
                                          ----------------------------------

                                          MARCH 31, 1999      MARCH 31, 1998
                                          --------------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                $ 261,214       $ 283,693
  Cash paid to suppliers                       (178,954)       (171,408)
  Interest received                               3,450           5,170
                                              ---------       ---------

  Net cash provided by (used in)
   operating activities                       $  85,710       $ 117,455
                                              ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of furniture and fixtures                 --          (2,938)
  Net cash provided by (used in)
    Investing activities                      $      --       $  (2,938)
                                              ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distributions to partners                          --              --
                                              ---------       ---------
  Net cash used in financing activities              --              --
                                              ---------       ---------

 Increase (decrease) in cash                  $  85,710       $ 114,517

Cash and cash equivalents:
  Beginning                                     417,035         490,961
                                              ---------       ---------

  Ending                                      $ 502,745       $ 605,477
                                              =========       ---------


RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income (loss)                           $  53,975       $  89,125
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                 49,500          49,000
   Increase (decrease) in accounts payable      (17,765)        (20,670)
                                              ---------       ---------

   Net cash provided by (used in)
    operating activities                      $  85,710       $ 117,455
                                              =========       =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1999



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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1999




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

      Unaudited financial statements:
               The financial statement for the three months ended March 31, 1999 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.


NOTE 3. Commitments

               The Partnership has the following commitments:

               The Partnership entered into agreements with Armored Management, LLC, on January 1, 1999, to manage the Partnership's self-storage facilities. The term of the agreements are for one year and shall be renewed from year to year unless, and until, either party terminates the agreements. The agreements provide that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1999



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

Note 4         Impact of Year 2000

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                 March 31, 1999


ITEM 2 MANAGEMENT'S DISCUSSIONS AND ANALYSIS
--------------------------------------------


Results of Operations

      The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $261,214 during the first three months of 1999 compared to $283,693 during the first three months of 1998. Rental income decreased at all three facilities compared to the prior period. Management continues to work on ways to increase rental revenue, be it through increased marketing, rental rate adjustments, or employee incentive programs.

      Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                 MARCH 31, 1999          MARCH 31, 1998
                                ------------------      -----------------
             Bell Road                 68%                      86%
             63rd Avenue               82%                      75%
             Tramway                   78%                      76%

      Operational expenses through March 31, 1999 were $117,382 compared to $110,097 for 1998. Administrative expenses for 1999 were $43,807 compared to $43,807 for the corresponding period in 1998. Expenses for 1999 should continue to be similar or slightly higher than 1998.

Pursuant to the authority granted under the limited partnership agreement of the Registrant, the General Partner, on behalf of the Registrant, opened an escrow on April 6, 1999 with Everest Storage II, a California limited liability company to sell substantially all its assets, consisting of three mini-storage facilities, to Everest Storage II for a total sales price of $7,113,402. The General Partner has evaluated the offer and, after reviewing comparable sales and capitalization rates in the real estate market today, believes it to be in the best interest of the Registrant to proceed with the transaction. The terms of the contract, which became effective April 6, 1999, provide for no assumption of liabilities by the buyer, except for customary prorations of property taxes and prepaid rents.

The contract is contingent on the buyer's evaluation of the properties. Everest Storage II has sixty days from the date the Registrant provides it with the required documentation to complete its due diligence. The buyer may extend the due diligence period by an additional thirty days. Everest Storage II is an affiliate of Everest Investors 8, LLC, which owns 1.26% of the Registrant.

The terms of the contract provide that Everest Storage II will enter into a management contract with the current property manager, Armored Management, LLC, the general partner of the general partner of the Registrant, for a period of one year after the closing. It is anticipated that the terms of the management agreement will be substantially the same as the existing agreement in place with the Registrant. A six percent commission will be paid should the sale be consummated, split between the buyers broker, Everest Financial Inc. and the seller's broker, Dale D. Ulrich, a member of Armored Management, LLC. Should the sale occur, the Registrant has agreed to a limited non-competition covenant with Everest Storage II.

Should the transaction be consummated, the General Partner would begin to wind up the affairs of the Registrant in order to make a liquidation distribution. The General Partner estimates the final distribution would be in the range of $425 to $445 per unit. It is anticipated the final distribution would be made 60 to 120 days after the transaction closes.



Liquidity and Capital Resources

      As of March 31, 1999, the Partnership held cash and cash equivalents totaling $502,745 as compared to $605,477 for the corresponding quarter of 1998. Should the potential sale referred to above close, the Partnership's liquidity would increase substantially.

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


                                    ARMORED STORAGE INCOME INVESTORS
                                                      (Registrant)

                                    By:  Armored Management L.L.C.
                                             Its General Partner


                                    By: /s/ Dale D. Ulrich
                                        ----------------------------
                                         Dale D. Ulrich

                                    Its:  Member

                                    Dated:    5/11/99
                                          --------------------------