Form 10-Q
period 1999-06-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1999-08-10
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
------------------                                       -----------------------
  June 30, 1999                                                 2-95034LA


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


                        4425 North 24rd Street, Suite 225
                             Phoenix, Arizona 85016
            --------------------------------------------------------
            (Address of and zip code of principal executive offices)


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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)

                                                       June 30,        June 30,
                                                         1999            1998
                                                      ----------      ----------
ASSETS

Property
  Land                                                $1,139,828      $1,139,828
  Buildings                                            5,856,762       5,856,762
  Furniture and fixtures                                 108,020          86,390
                                                      ----------      ----------
                                                       7,104,610       7,082,980
         Less accumulated depreciation                 2,541,800       2,343,891
                                                      ----------      ----------
                                                       4,562,810       4,739,089

Cash and cash equivalents                                658,144         780,630
Other assets                                              15,165          18,165
                                                      ----------      ----------
                                                      $5,236,119      $5,537,884
                                                      ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      $  100,767      $   95,898


Commitments (Note 3)

Partners' capital
  General partner                                     $   85,632      $   76,720
  Limited partners                                     5,049,720       5,365,266
                                                      ----------      ----------
                                                      $5,236,119      $5,537,884
                                                      ==========      ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                             For the Six Months             For the Years
                                   Ended                        Ended
                           ----------------------      -------------------------
                           June 30,      June 30,       Dec. 31,       Dec. 31,
                             1999          1998           1998           1997

Income
  Rental                   $532,319      $559,002      $1,089,040     $1,105,613
  Interest                    7,717        11,917          21,353         18,426
                           --------      --------      ----------     ----------
                            540,036       570,919       1,110,393      1,124,039
                           --------      --------      ----------     ----------

Expenses
  Property Operations       235,728       214,663         454,890        436,207
  Administration             72,800        58,266          91,685         96,005
  Amortization &
   Depreciation              99,000        99,000         197,909        195,224
                           --------      --------      ----------     ----------
                            407,528       371,929         744,484        727,436
                           --------      --------      ----------     ----------
Net Income                 $132,508      $198,990      $  365,909     $  396,603
                           ========      ========      ==========     ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                    For the six months ended
                                                   -----------------------------
                                                   June 30, 1999   June 30, 1998
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                        $ 532,319       $ 559,002
  Cash paid to suppliers                               (298,927)       (269,436)
  Interest received                                       7,717          11,917
                                                      ---------       ---------
  Net cash provided by (used in) operating
    activities                                        $ 241,109       $ 301,483
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital improvements                                $      --       $ (11,814)
                                                      ---------       ---------
  Net cash used in investing activities                      --         (11,814)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net cash used in financing activities                      --              --
                                                      ---------       ---------
 Increase (decrease) in cash                          $ 241,109       $ 289,669

Cash and cash equivalents:
  Beginning                                             417,035         490,961
                                                      ---------       ---------
  Ending                                              $ 658,144       $ 780,630
                                                      =========       ---------

RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                          $ 132,508       $ 198,990
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                         99,000          99,000
   Increase (decrease) in accounts payable                9,601           3,493
                                                      ---------       ---------
   Net cash provided by operating activities          $ 241,109       $ 301,483
                                                      =========       =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1999

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1999


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

     Unaudited financial statements:

          The financial statement for the six months ended June 30, 1999 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.

NOTE 3. Commitments

     The Partnership has the following commitments:

          The Partnership entered into agreements with Armored Management LLC, on January 1, 1999, to manage the Partnership's self-storage facilities. The term of the agreements are for one year and shall be renewed from year to year unless, and until, either party terminates the agreements. The agreements provide that the manager shall receive, as compensation for services, 6% of the actual gross cash receipts.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                                  June 30, 1999

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS

RESULTS OF OPERATION

     The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $532,319 during the first six months of 1999 compared to $559,002 during the first six months of 1998. A decrease in income at the Bell Road facility is primarily responsible for the overall reduction. Management continues to work on ways to increase rental revenue, be it through increased marketing, rental rate adjustments, or employee incentive programs.

     Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                     June 30, 1999              June 30, 1998
                                   ------------------         -----------------
      Bell Road                           76%                         90%
      63rd Avenue                         80%                         77%
      Tramway                             80%                         77%

     Operational expenses through June 30, 1999 were $235,728 compared to $214,663 for 1998. Administrative expenses for 1999 were $72,800 compared to $58,266 for the corresponding period in 1998. Legal expenses incurred as a result of the pending sale are responsible for the increase. Expenses for 1999 should continue to be similar or slightly higher than 1998.

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

     The contract is contingent on the buyer's evaluation of the properties. Everest Storage II had sixty days from the date the Registrant provides it with the required documentation to complete its due diligence. The buyer and seller extended due diligence period to August 16, 1999. Everest Storage II is an affiliate of Everest Investors 8, LLC, which owns 1.26% of the Registrant.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1999, the Partnership held cash and cash equivalents totaling $658,144 as compared to $780,630 for the corresponding quarter of 1998. Should the potential sale referred to above close, the Partnership's liquidity would increase substantially.

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


                                                ARMORED STORAGE INCOME INVESTORS
                                                           (Registrant)

                                                By:  Armored Management L.L.C.
                                                     Its General Partner


                                                By:  /s/ Dale D. Ulrich
                                                     ---------------------------
                                                     Dale D. Ulrich

                                                Its:  Member

                                                Dated: August 9, 1999
                                                       -------------------------