Form 10-Q
period 1999-09-30
ARMORED STORAGE INCOME INVESTORS LTD PARTNERSHIP
filed 1999-11-12
CIK 760719

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:                                       Commission File Number:
September 30, 1999                                              2-95034LA
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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                                 BALANCE SHEETS
                                   (Unaudited)


                                                     September 30   September 30
                                                         1999           1998
                                                      ----------     ----------
ASSETS

Property
  Land                                                $1,139,828      $1,139,828
  Buildings                                            5,856,762       5,856,762
  Furniture and fixtures                                 108,020          99,942
                                                      ----------      ----------
                                                       7,104,610       7,096,532
         Less accumulated depreciation                 2,591,300       2,393,891
                                                      ----------      ----------
                                                       4,513,310       4,702,641

Cash and cash equivalents                                837,171         344,119
Other assets                                              15,165          18,165
                                                      ----------      ----------
                                                      $5,365,646      $5,064,924
                                                      ==========      ==========

LIABILITIES AND PARTNERS' CAPITAL

Accounts payable                                      $  128,199      $  149,754

Commitments (Note 3)

Partners' capital
  General partner                                     $   90,737      $   80,377
  Limited partners                                     5,146,710       4,834,793
                                                      ----------      ----------

                                                      $5,365,646      $5,064,924
                                                      ==========      ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF OPERATIONS
                                   (unaudited)


                                For the Nine Months          For the Years
                                       Ended                     Ended
                              ----------------------    ------------------------
                              Sept 30,     Sept 30,      Dec. 31,      Dec. 31,
                                1999         1998          1998          1997
                              --------    ----------    ----------    ----------
Income
  Rental                      $811,159    $  835,217    $1,089,040    $1,105,613
  Interest                      14,296        18,192        21,353        18,426
                              --------    ----------    ----------    ----------
                               825,455       853,409     1,110,393     1,124,039
                              --------    ----------    ----------    ----------

Expenses
  Property Operations          357,311       358,040       454,890       436,207
  Administration                85,043        74,194        91,685        96,005
  Amortization &
   Depreciation                148,500       149,000       197,909       195,224
                              --------    ----------    ----------    ----------
                               590,854       581,234       744,484       727,436
                              --------    ----------    ----------    ----------
Net Income                    $234,601    $  272,175    $  365,909    $  396,603
                              ========    ==========    ==========    ==========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     For the nine months ended
                                                   -----------------------------
                                                   Sept 30, 1999   Sept 30, 1998
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash received from customers                       $ 811,159      $ 835,217
  Cash paid to suppliers                              (405,319)      (374,885)
  Interest received                                     14,296         18,192
                                                     ---------      ---------

  Net cash provided by (used in)
   operating activities                              $ 420,136      $ 478,524
                                                     ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital improvements                               $      --      $ (25,366)
                                                     ---------      ---------
  Net cash used in investing activities                     --        (25,366)
                                                     ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Distribution to partners                                  --       (600,000)
                                                                    ---------
  Net cash used in financing activities                     --       (600,000)
                                                     ---------      ---------

 Increase (decrease) in cash                         $ 420,136      $(146,842)

Cash and cash equivalents:
  Beginning                                            417,035        490,961
                                                     ---------      ---------

  Ending                                             $ 837,171      $ 344,119
                                                     =========      =========

RECONCILIATION OF NET LOSS TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
  Net income                                         $ 234,601      $ 272,175
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation and amortization                       148,500        149,000
   Increase (decrease) in accounts payable              37,035         57,349
                                                     ---------      ---------

   Net cash provided by operating activities         $ 420,136      $ 478,524
                                                     =========      =========

                       See notes to financial statements.

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999


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

     UNAUDITED FINANCIAL STATEMENTS:
          The financial statement for the nine months ended September 30, 1999 are unaudited, however, in management's opinion they include all adjustments necessarily for a fair statement of the results of operations for such interim period. The interim period results of operations are not necessarily indicative of results for a full year.

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999


NOTE 3. COMMITMENTS, CONTINUED

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

NOTE 4. IMPACT OF YEAR 2000

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

              ARMORED STORAGE INCOME INVESTORS LIMITED PARTNERSHIP
                         an Arizona Limited Partnership

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                               September 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSIONS AND ANALYSIS

RESULTS OF OPERATIONS

     The Partnership has three operating facilities, two located in Phoenix, Arizona, and one in Albuquerque, New Mexico. The Partnership's three facilities generated an aggregate gross operating revenue of $811,159 during the first nine months of 1999 compared to $835,217 during the first nine months of 1998. A decrease in income at the Bell Road facility is primarily responsible for the overall reduction.

     Occupancies (based on number of available units) at the three facilities are summarized as follows:

                                        Sept. 30, 1999       Sept. 30, 1998
                                        --------------       --------------
         Bell Road                            71%                  85%
         63rd Avenue                          79%                  81%
         Tramway                              81%                  79%

     Operational expenses through September 30, 1999 were $357,311 compared to $358,040 for 1998. Administrative expenses for 1999 were $85,043 compared to $74,194 for the corresponding period in 1998. Legal expenses incurred as a result of the pending sale are responsible for the increase.

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

     On November 5, 1999 the sale to Everest Storage II was consummated at a sales price of $7,013,402. After prorations, commissions, and closing costs the Partnership received approximately $6,400,000.

     The General Partner will begin to wind up the affairs of the Registrant in order to make a liquidation distribution. The General Partner estimates the final distribution will be in the range of $450 to $475 per unit. It is anticipated the final distribution will be made in the next 30 to 60 days.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1999, the Partnership held cash and cash equivalents totaling $837,171 as compared to $344,119 for the corresponding quarter of 1998. As a result of the sale referred to above, the Partnership's liquidity increased substantially on November 5, 1999.

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


                                     ARMORED STORAGE INCOME INVESTORS
                                               (Registrant)

                                     By: Armored Storage One Limited Partnership
                                         Its General Partner


                                     By: /s/ Dale D. Ulrich
                                         ---------------------------------------
                                         Dale D. Ulrich, Member
                                         Armored Management, L.L.C.,
                                         general partner of
                                         Armored Storage One LP


                                     Dated: 11/10/99
                                            ------------------------------------